Form 10-Q
period 2006-06-30
Flag Intermediate Holdings CORP; METALS USA INC
filed 2006-08-14
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 333-132918

FLAG INTERMEDIATE

HOLDINGS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 1100 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ telephone number, including area code: (713) 965-0990

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of common stock outstanding at August 14, 2006 of Flag Intermediate Holdings Corporation: 100

Number of shares of common stock outstanding at August 14, 2006 of Metals USA, Inc.: 100

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

METALS USA, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows from operations;

•	expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions;

•	our ability to compete effectively for market share with industry participants;

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	supply, demand, prices and other market conditions for steel and other commodities;

•	the timing and extent of changes in commodity prices;

•	the effects of competition in our business lines;

•	the condition of the steel and metal markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	the ability of our counterparties to satisfy their financial commitments;

•	tariffs and other government regulations relating to our products and services;

•	operational factors affecting the ongoing commercial operations of our facilities, including catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits or workforce issues;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly and generate earnings and cash flow; and

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as otherwise required by applicable law.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

METALS USA, INC. AND SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$19.3	$11.3
Accounts receivable, net of allowance of $7.7 and $7.8, respectively	220.7	172.9
Inventories	392.9	350.7
Deferred tax asset	15.5	8.3
Prepaid expenses and other	13.6	25.2

Total current assets	662.0	568.4
PROPERTY AND EQUIPMENT, net	191.8	171.6
GOODWILL, net	39.0	15.8
OTHER ASSETS, net	35.3	39.5

Total assets	$928.1	$795.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$102.7	$68.2
Accrued liabilities	44.8	46.3
Current portion of long-term debt	0.6	0.6

Total current liabilities	148.1	115.1
LONG-TERM DEBT, less current portion	575.3	472.9
DEFERRED INCOME TAX LIABILITY	59.3	60.0
OTHER LONG-TERM LIABILITIES	21.3	15.3

Total liabilities	804.0	663.3

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares authorized, issued, and outstanding; at June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	117.4	134.0
Retained earnings (deficit)	6.7	(2.0)

Total stockholder’s equity	124.1	132.0

Total liabilities and stockholder’s equity	$928.1	$795.3

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(In millions)
NET SALES	$458.2	$426.8	$887.8	$854.4
OPERATING COSTS AND EXPENSES:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	343.4	336.6	684.4	670.4
Operating and delivery	43.5	37.9	85.2	75.7
Selling, general and administrative	30.1	24.7	57.3	49.0
Depreciation and amortization	4.6	0.9	8.8	1.6

Operating income	36.6	26.7	52.1	57.7
OTHER (INCOME) EXPENSE:
Interest expense	12.9	3.2	24.9	6.4
Other (income) expense, net	(0.1)	—	(0.2)	(0.2)

NET INCOME BEFORE INCOME TAXES	23.8	23.5	27.4	51.5
Provision for income taxes	9.9	9.2	11.4	19.9

NET INCOME	$13.9	$14.3	$16.0	$31.6

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.0	$31.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	2.8	1.6
Adjustment to Predecessor Company tax attribute valuation allowance	—	1.8
Depreciation and amortization	9.2	1.8
Amortization of debt issuance costs	1.2	0.2
Deferred income taxes	(8.1)	—
Non-cash stock-based compensation	1.1	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42.7)	(23.2)
Inventories	(36.4)	61.1
Prepaid expenses and other	11.8	1.0
Accounts payable and accrued liabilities	27.6	(4.0)
Income taxes payable	2.3	0.8
Other operating	(0.7)	(0.3)

Net cash provided by (used in) operations	(15.9)	72.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets	—	0.1
Purchases of assets	(7.0)	(8.4)
Acquisition costs, net of cash acquired	(45.5)	—

Net cash provided by (used in) investing activities	(52.5)	(8.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on credit facility	102.6	(52.6)
Repayments on long-term debt	(0.2)	(10.1)
Debt issuance costs	(1.0)	(0.1)
Dividends paid	(25.0)	—
Issuance of common stock	—	0.1

Net cash provided by (used in) financing activities	76.4	(62.7)

NET INCREASE IN CASH	8.0	1.4
CASH, beginning of period	11.3	12.6

CASH, end of period	$19.3	$14.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23.2	$5.0

Cash paid for income taxes	$5.3	$17.0

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

Recent Developments

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA, Inc.”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA, Inc., (the “Merger”) with Metals USA, Inc. being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period May 9, 2005 (date of inception) to November 30, 2005. See Note 2—Acquisition for additional information regarding the Merger.

Flag Intermediate and its wholly owned subsidiary Metals USA, Inc. are referred to collectively herein as the “Company” or “Successor Company” and Metals USA, Inc. prior to the merger on November 30, 2005 is referred to as the “Predecessor Company.” The Company applied Statement of Financial Accounting Standards No. 141, “Business Combinations” on the merger date and, as a result, the merger consideration was allocated to the respective values of the assets acquired and liabilities assumed from the Predecessor Company (see Note 2). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements and footnotes are not comparable with those of Predecessor Company.

Organization

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Approximately 88% of our revenue is derived from the metals service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are distributors and contractors engaged in residential and commercial building products.

Basis of Presentation

Principles of Consolidation—The consolidated financial statements include the accounts of Flag Intermediate, Metals USA, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information—The interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting.

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with the business acquisition. At December 31, 2005, recorded goodwill was $15.8, resulting from the Merger described in Note 2.

In connection with the acquisitions during the six months ended June 30, 2006 described in Note 2, we recorded an additional $28.1 of goodwill. There was no amortization of goodwill, however, goodwill was reduced for the six months ended June 30, 2006 by $4.9, including $3.8 to adjust the Predecessor Company tax attribute valuation allowance and $1.1 to recognize the tax benefit realized related to goodwill of the Predecessor Company.

Intangible Assets—The Successor Company intangible assets consist of customer lists which were recorded as a result of the Merger described in Note 2. We are amortizing the customer lists over five years using an accelerated amortization method which approximates its useful life and value to us.

As of June 30, 2006, the Successor Company had the following amounts related to intangible assets:

	January 1, 2006	Accumulated Amount	June 30, 2006
	Gross Carrying Amortization		Gross Carrying Amortization
Customer lists	$21.5	(4.0)	$17.5

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three months and six months ended June 30, 2006 was $2.0 and $4.0, respectively. The following table represents the total estimated amortization of intangible assets for 2006 and the four succeeding years:

For the Year Ending	Estimated Amortization Expense
2006	$7.8
2007	$6.1
2008	$4.3
2009	$2.5
2010	$0.8

Debt Issuance Costs—We defer certain expenses incurred in connection with our long-term debt and amortize these costs to interest expense over the term of the respective agreements. Amortization of debt issuance costs recorded by the Successor Company for the three months ended from June 30, 2006 and for the Predecessor Company for the three months ended June 30, 2005 were $0.6 and $0.1, respectively. Amortization of debt issuance costs recorded by the Successor Company for the six months ended June 30, 2006 and for the Predecessor Company for the six months ended June 30, 2005 were $1.2 and $0.2, respectively.

Revenue recognition—We recognize revenues when products are shipped and our significant obligations have been satisfied. Shipping and handling costs billed to our customers are accounted for as revenues. Risk of loss for products shipped passes at the time of shipment. Provisions are made currently for estimated returns.

We derive the net sales of our Plates and Shapes and Flat Rolled Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services as specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods to local distributors and general contractors who are generally engaged in the residential remodeling industry.

Cost of sales—Our Plates and Shapes and Flat Rolled Groups classify, within cost of sales, the underlying commodity cost of metal purchased in mill form, the cost of inbound freight charges together with third-party processing cost, if any. Cost of sales with respect to our Building Products Group, includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process.

Operating and delivery expense—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the distribution and warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers.

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services and costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales.

Foreign Currency Translation—The Company translates assets and liabilities its recently acquired foreign subsidiary located in Canadian (see Note 2), where the functional currency is the Canadian dollar, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates. The cumulative translation adjustments are not significant to the consolidated financial statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006; however, earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the impact, if any, of applying the guidance provided in FIN 48; however, we do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations, financial position or cash flows.

2. ACQUISITIONS

2005 Acquisition -

On November 30, 2005, Flag Acquisition, a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA, Inc. with Metals USA, Inc. being the surviving corporation. The Merger was consummated pursuant to the Merger Agreement by and among Metals USA, Inc., Flag Acquisition, and

Metals USA Holdings. Metals USA Holdings was formed by Apollo Management V L.P. (“Apollo”). As a result of and immediately following the Merger, Metals USA, Inc. became and is a wholly owned subsidiary of Flag Intermediate. Flag Intermediate has no assets other than its investment in Metals USA, Inc., conducts no operations and is a guarantor of both the Senior Secured Asset-Based Revolving Credit Facility and the 11 1/8% Senior Secured Notes due 2015 of Metals USA, Inc.

The Merger was accounted for as a purchase by Flag Acquisition of Metals USA, Inc. in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Total Merger consideration was $648.0, including $458.7 for common stock and warrants, $152.5 for the assumption of debt and revolving credit loans, $16.6 for debt issuance costs and $20.2 for direct merger costs (including $2.6 paid by Metals USA, Inc. prior to closing of the Merger). Total Merger consideration reconciles to the net acquisition costs as follows:

Total Merger consideration	$648.0
Less:
Assumption of debt and revolving credit loans	(152.5)
Debt issuance costs	(16.6)
Use of cash on hand at closing	(46.2)
Merger costs paid by Metals USA, Inc.	(2.6)

Acquisition costs, net of cash acquired	$430.1

The total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies. Based on these studies, the fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9, $118.6 and $22.2, respectively. The fair value of deferred taxes and long-term liabilities were increased by $64.8 and $3.1. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total Assets acquired	$735.2
Total Liabilities assumed	321.2

Net Assets Acquired	$414.0

The excess of aggregate purchase price over the new assets acquired of $16.1 was recorded as goodwill as of December 1, 2005.

The Merger was financed through cash contributions to Metals USA Holdings of $140.0, less $6.0 of transaction fees paid to Apollo and accounted for as a reduction in capital, proceeds from the sale of $275.0 of 11 1/8% Senior Secured Notes due 2015 and borrowings from a Senior Secured Asset-Based Credit Facility.

2006 Acquisitions -

During the six months ended June 30, 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the net assets acquired of $28.1 was allocated to goodwill. The purchase price allocation for these acquisitions has not been finalized, pending the completion of valuations of intangible assets.

On May 17, 2006, Metals USA purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate whose range and depth of processing capabilities are highly complementary to the capital investments the Company has already made in its Plates and Shapes segment. Port City had sales in excess of $47 million in 2005.

On May 12, 2006, the Company purchased all of the assets and operations of Dura-Loc for approximately $10.4 Canadian dollars (or approximately U.S. $9.4). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada and a sales and distribution facility located in California. Dura-Loc, which was established in 1984, is one of the leading stone-coated metal roof manufacturers in North America, and Dura-Loc is also the only manufacturer of such products located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. Dura-Loc had sales of $12.8 Canadian dollars (or approximately U.S. $11.3) during calendar year 2005.

As a result of the Merger, the results of operations for Metals USA, Inc. are included in the historical results identified for the Predecessor Company for 2005 and the Successor Company beginning December 1, 2005. The results of operations of the 2006 Acquisitions, Port City and Dura-Loc, are included in the Company’s consolidated results of operations beginning May 1, 2006 and May 13, 2006, respectively. The following unaudited pro forma information presents ( i ) the Predecessor’s consolidated results of operations for the three months and six months ended June 30, 2005 as if the Merger and the 2006 Acquisitions had occurred on January 1, 2005 and ( ii ) the Successor’s consolidated results of operations for the three and six months ended June 30, 2006 as if the 2006 Acquisitions had occurred on January 1, 2006:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues	$464.4	$442.2	$910.8	$883.9
Net Income	12.9	8.0	16.0	18.5

3. INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials—
Plates and Shapes	$212.1	$173.6
Flat Rolled	105.0	85.8
Building Products	17.3	24.3

Total raw materials	334.4	283.7

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled	26.5	33.0
Building Products	32.0	34.0

Total work-in-process and finished goods	58.5	67.0

Total inventories	$392.9	$350.7

4. OTHER ASSETS

Other assets consist of the following:

	June 30, 2006	December 31, 2005
Customer lists	$17.5	$21.5
Deferred financing costs	8.7	9.4
Deferred debt offering costs	7.6	7.0
Other	1.5	1.6

Total other assets	$35.3	$39.5

The amortization of the customer lists and debt issuance costs, including deferred financing costs and the debt offering costs, are discussed in Note 1.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
Accrued salaries and employee benefits	$13.8	$14.6
Accrued taxes, other than income	4.8	4.8
Accrued income taxes payable	2.3	—
Accrued insurance	4.3	4.6
Accrued audit and tax fees	1.3	1.6
Accrued lease terminations	0.3	1.2
Accrued liability to pre-bankruptcy stockholders	—	3.4
Accrued interest	3.7	3.3
Accrued management fees	7.6	8.7
Other	6.7	4.1

Total accrued liabilities	$44.8	$46.3

6. DEBT

Debt consists of the following:

	June 30, 2006	December 31, 2005
Senior secured asset-based revolving credit facility	$294.0	$191.4
11 1/8% senior secured notes due 2015	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	1.2	1.4

Total debt	575.9	473.5
Less—current portion of debt	0.6	0.6

Total long-term portion of debt	$575.3	$472.9

The weighted average interest rates under all of our credit facilities for the three months ended June 30, 2006 and 2005 were 9.18% and 4.69%, respectively, and for the six months ended June 30, 2006 and 2005 were 9.24% and 4.51%, respectively.

Senior Secured Asset-Based Revolving Credit Facility—On December 1, 2005, the Successor Company entered into a Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) in connection with the Merger.

The ABL facility permits us to borrow on a revolving basis during the period beginning on December 1, 2005 and ending on the sixth anniversary thereof. Substantially all of our subsidiaries are borrowers under the ABL facility. The ABL provides for borrowings, subject to a borrowing base calculation, of up to $450.0, initially comprised of $415.0 of Tranche A Commitments and $35.0 of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect. A permanent reduction of the maximum Tranche A-1 Commitments to $25.0 occurred on June 1, 2006, with a corresponding permanent increase to $425.0 in the Tranche A Commitments, leaving the total ABL facility unchanged. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of June 30, 2006, we had $137.4 of additional borrowing capacity under the ABL facility.

The obligations under the ABL facility are guaranteed by the Company and certain of our future domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin ranging between 1.25% and 2.00% as determined in accordance with the loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin initially at 3.75% and after the first adjustment rate under the ABL facility, 3.50%. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by a fixed charge coverage ratio. The fixed charge coverage ratio is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 8.25% and 5.48% as of June 30, 2006.

The loan and security agreement governing the ABL facility requires us to comply with limited affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability of at least $45.0, or, if such required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and quarterly dividends. There are no limitations with respect to capital expenditures.

The loan and security agreement governing the ABL facility provides for up to $15.0 of swingline loans and up to $100.0 for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

The ABL facility contains customary representations, warranties and covenants as a precondition to lending, which includes a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by the Company.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against the Company borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide Letters of Credit; or ultimately: (iv) terminate the Commitments and this Agreement; (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Notes that would provide the holders of the Notes with the right to demand immediate repayment. We are in compliance with all covenants as of June 30, 2006.

On July 18, 2006, Amendment No. 1 to the loan and security agreement governing our ABL facility (“Amendment No. 1”) was executed to: 1) modify the FCCR calculation solely with respect to permitted acquisitions, by excluding all dividends from the calculation, 2) allow the Adjusted EBITDA of our Canadian subsidiary to be included in our FCCR calculation and 3) change the definition of a qualified public offering to include an offering made by our parent company. This Amendment No. 1 did not have any impact on our current covenant compliance.

Costs related to the establishment of the ABL facility were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.7 as of June 30, 2006, are included in other long-term assets.

11 1/8% Senior Secured Notes Due 2015—On November 30, 2005, Flag Acquisition sold an aggregate principal amount of our 11 1/8% Senior Secured Notes Due 2015 (the “Notes”). The Notes will bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Notes will mature on December 1, 2015. We may redeem some or all of the Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Notes, we will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger described in Note 2, Metals USA, Inc. assumed the obligations of Flag Acquisition including the Notes. All operating subsidiaries of Metals USA, Inc, have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA, Inc.’s obligations under the Notes and Indenture Agreement dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $24.7 as of June 30, 2006 (which is net of the $25.0 dividend paid to Metals USA Holdings on May 24, 2006). Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income or reduced by an amount equal to 100% of Consolidated Net Loss. Condensed consolidating financial statements for Metals USA Holdings and its direct and indirect subsidiaries, all of which are wholly owned, are not presented as Metals USA Holdings has no significant independent assets or operations.

The indebtedness evidenced by the Notes and the guarantees will rank: equally with all of our and the Guarantors existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Notes and the guarantees on a first-priority lien basis with respect to our and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Notes will also be effectively junior to the liabilities of the non-guarantor subsidiaries.

The Notes contain customary representations, warranties and covenants for the type and nature of an asset-based senior secured revolving credit facility, including limitations on our, the other borrowers’, or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We are in compliance with all covenants as of June 30, 2006.

Costs related to the establishment of the Notes were capitalized and are being charged to interest expense over the life of the Notes. Unamortized issuance costs of $7.6 as of June 30, 2006, are included in other long-term assets.

Industrial Revenue Bond—The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 4.08% at June 30, 2006. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We are in compliance with all covenants as of June 30, 2006.

7. STOCKHOLDER’S EQUITY

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at December 31, 2005 and are owned by Metals USA Holdings.

Immediately prior to the effective time of the Merger, all outstanding shares of common stock were cancelled in exchange for a cash payment of $22.00 per share of common stock. As a result of the Merger described in Note 2, all of the issued and outstanding capital stock of Metals USA, Inc. is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by Metals USA, Inc. management participants. See Note 11 for further information on Related Party transactions.

Cash Dividend— On May 23, 2006, Flag Intermediate declared a $25 million dividend payable to its parent company, Metals USA Holdings. The dividend was paid on May 24, 2006. Concurrently, on May 23, 2006, Metals USA Holdings declared a $25 million dividend to its stockholders of record as of that date. The dividend was paid on May 24, 2006.

8. STOCK-BASED COMPENSATION

The Successor Company has no stock-based compensation arrangements of its own, but its indirect parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of the Metals USA, Inc. As of June 30, 2006, 1,002,311 options and 57,600 restricted stock awards had been granted by Metals USA Holding’s under the Amended and Restated 2005 Stock Incentive Plan. As a result of the options and restricted stock awards being issued to employees and directors of the Successor Company, the Successor Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statement of operations. A total of $0.3 and $0.6 was recorded as stock-based employee compensation during the three months and six months ended June 30, 2006. This compensation expense is based on the adoption of Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.” by Metals USA Holdings effective January 1, 2006. The total income tax benefit recognized in the Company’s income statement for stock-based compensation arrangements was $0.1 and $0.2 during the three months and six months ended June 30, 2006.

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its Subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options will vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’s stock at the date of grant. The fair value price of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Tranche A options and Tranche B options are described in further detail below.

In connection with the cash dividend discussed in Note 7 and pursuant to the Plan’s provisions of rights preservation, the Board of Directors modified the outstanding options by reducing the option price per share by $1.78 in order to retain the participants’ rights proportionate with those prior to the dividend payment. This reduction has been reflected in the exercise price discussed below and did not result in additional compensation expense. The compensation cost of these options, based on the original grant date option price, is being charged to administrative expense over the vesting period, which was not affected by this modification.

Tranche A Options

The fair value of each option award is estimated on the date of grant using a black-scholes option valuation model. Expected volatilities are calculated using the average historical annualized volatilities of four similar companies publicly traded stock with financial characteristics similar to those of Metals USA Holdings. The volatilities are annualized over the expected term of the options from the date of grant. The volatilities used in determining the Tranche A options are calculated by averaging the four companies annualized volatilities over a period of 6.5 years before the date of grant. These historical volatilities are used as Metals USA Holdings’s stock was not publicly traded and the Company has no historical data upon which to base its calculation for the volatility of the stock. The Company uses historical data from the Predecessor Company’s option plan to estimate option exercise and employee termination within the valuation model as the Company has no historical data for its current option plan. An estimated forfeiture rate of five percent was calculated by observing the amount of cancellation of stock options versus the amount granted during the last two years of the Predecessor Company’s stock plan. The expected term of options granted is derived by using the “simplified” method. The risk-free rate for periods within the expected term of the option is based on the daily U.S. Treasury securities at 7-year constant maturity rate.

The following is a summary of stock option activity for Tranche A:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Exercise Price per Share	Number of Shares
Balance, January 1, 2006				380,760
Granted to directors	$5.82	$8.22	$8.22	200,000
Granted to employees	$6.27	$8.89	$8.89	20,395
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Balance, June 30, 2006				601,155

Exercisable as of:
June 30, 2006			—	—

A summary of the status of the Company’s nonvested shares as of June 30, 2006 is presented below:

	Weighted Average Grant- Date Fair Value per Share	Number of Shares
Nonvested at January 1, 2006		380,760
Granted to directors	$5.82	200,000
Granted to employees	$6.27	20,395
Vested
Exercised	—	—
Canceled or expired	—	—

Nonvested at June 30, 2006		601,155

Exercisable as of:
June 30, 2006	—	—

The weighted-average grant-date fair value of Tranche A options granted during the first six months of 2006 was $5.87 based on the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3—4.6%
Expected life of options (in years)	6.5

As of June 30, 2006, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options.

Tranche B Options

Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’s stock at the date of grant.

The performance condition of the Tranche B options is satisfied when the Investor Internal Rate of Return (“IRR”) on the funds managed by Apollo with respect to its investment in us equals or exceeds 25% prior to the eighth anniversary.

The fair value of the Tranche B options was estimated on the date of grant using the same option valuation model used for the Tranche A options. As of June 30, 2006 management could not predict the probability when or if the performance condition will be satisfied. If this performance condition is satisfied, the options will vest immediately at the date of satisfaction and all of the expense will concurrently be recognized.

The volatilities used in determining the Tranche B options volatility were the same as that of the Tranche A options. The risk-free rate for periods within expected term of the option is based on the daily U.S. Treasury securities at 10-year constant maturity rate.

The following is a summary of stock option activity for Tranche B:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Exercise Price per Share	Number of Shares
Balance, January 1, 2006				380,761
Granted to directors	—	—	—	—
Granted to employees	$5.64	$8.89	$8.89	20,395
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Balance, June 30, 2006				401,156

Exercisable as of:
June 30, 2006			—	—

A summary of the status of the Company’s nonvested shares as of June 30, 2006 is presented below:

	Weighted Average Grant-Date Fair Value per Share	Number of Shares
Nonvested at January 1, 2006		380,761
Granted to directors	—	—
Granted to employees	$5.64	20,395
Vested
Exercised	—	—
Canceled or expired	—	—

Nonvested at June 30, 2006		401,156

Exercisable as of:
June 30, 2006	—	—

The weighted-average grant-date fair value of Tranche B options granted during the six months ended June 30, 2006 was $5.64, based on the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	4.7%
Expected life of options (in years)	8.0

As of June 30, 2006 there was $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche B options.

Restricted Stock

The Plan utilizes grants of restricted stock as long-term compensation for its directors and employees of, or consultants to, the Successor Company or any of its Subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the board of directors.

Under APB 25, prior to January 1, 2006, deferred compensation was charged for the market value of restricted shares granted. The deferred compensation balance is shown as a reduction to the Successor Company’s stockholders’ equity in the accompanying consolidated balance sheet at December 31, 2005. Upon adoption of SFAS No. 123R, the deferred compensation balance at January 1, 2006 was reversed and recorded to additional paid-in capital. Under both APB 25 and SFAS No. 123R, the market value of the restricted shares granted is amortized ratably over the restricted period.

Prior to January 1, 2006, under APB 25, the Company recorded the effect of forfeitures on compensation expense related to restricted stock as it actually occurred. Effective January 1, 2006, under SFAS No. 123R, the Company is required to record compensation cost for stock-based compensation utilizing an estimated forfeiture rate. Historical data related to forfeitures experienced by the Company was used to estimate forfeiture rates. The impact on previously recognized expense from the change in forfeiture rates was not material.

For the three months ended June 30, 2006, no shares were granted. For the six months ended June 30, 2006, 3,600 shares were granted.

9. SEGMENT AND RELATED INFORMATION

The following table shows summarized financial information concerning our reportable segments. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	As of and for the Three Months Ended June 30,
	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total
Successor Company
2006:
Net sales	$219.7	$189.6	$54.0	$(5.1)	$458.2
Operating income (loss)	27.1	10.6	6.7	(7.8)	36.6
Capital expenditures	1.0	1.2	1.0	0.1	3.3
Depreciation and amortization(1)	1.4	1.0	0.2	2.2	4.8
Predecessor Company
2005:
Net sales	$171.6	$205.7	$54.7	$(5.2)	$426.8
Operating income (loss)	16.5	8.4	7.1	(5.3)	26.7
Capital expenditures	3.6	0.6	1.0	0.4	5.6
Depreciation and amortization	0.4	0.1	0.1	0.4	1.0

	As of and for the Six Months Ended June 30,
	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total
Successor Company
2006:
Net sales	$418.1	$381.1	$99.5	$(10.9)	$887.8
Operating income (loss)	44.3	16.8	6.3	(15.3)	52.1
Total assets	377.3	203.7	110.1	237.0	928.1
Capital expenditures	2.9	1.8	2.1	0.2	7.0
Depreciation and amortization(1)	2.5	1.9	0.4	4.4	9.2
Predecessor Company
2005:
Net sales	$348.3	$418.1	$99.1	$(11.1)	$854.4
Operating income (loss)	36.0	21.8	10.0	(10.1)	57.7
Total assets	251.5	163.7	102.9	159.6	677.7
Capital expenditures	4.5	1.1	2.2	0.6	8.4
Depreciation and amortization	0.8	0.2	0.2	0.6	1.8

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

10. COMMITMENTS AND CONTINGENCIES

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11. RELATED PARTY TRANSACTIONS

Upon completion of the Merger, we and Metals USA Holdings entered into a management agreement with Apollo pursuant to which Apollo or its affiliates will provide us with management services. Pursuant to such agreement, Apollo will receive an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. Apollo elected to waive $0.5 of the annual management fee. The management agreement will terminate on December 31, 2012, unless earlier terminated by Apollo. Apollo was paid the $1.5 on March 15, 2006. Deferred management fees of $8.6 were recorded as a current asset, and are being amortized using the straight-line method over the term of the management agreement. For the three months and six months ended June 30, 2006, amortization of deferred management fees were $0.3 and $0.6, respectively, with $0.2 and $0.4, respectively, recorded as an administrative expense and $0.1 and $0.2, respectively, recorded as interest expense.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, such fee to be equal to 1% of the gross transaction value of any such transaction. As a result of the acquisition of Port City on May 17, 2006 discussed further in Footnote 2, Apollo was paid a fee of $0.4.

Upon a termination of the management agreement prior to December 31, 2012, Apollo will be entitled to receive the present value of (a) $14.0, less (b) the aggregate amount of management fees that were paid to it under the agreement prior to such termination, and less (c) management fees waived. Both the management agreement and transaction fee agreement contain customary indemnification provisions in favor of Apollo and its affiliates, as well as expense reimbursement provisions with respect to expenses incurred by Apollo and its affiliates in connection with its performance of services thereunder.

12. GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, Inc., a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
As of June 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$—	$15.0	$4.0	$0.3	$—	$19.3
Accounts receivable	—	—	219.2	1.5	—	220.7
Inventories	—	—	391.8	1.1	—	392.9
Deferred tax asset	—	15.4	—	0.1	—	15.5
Prepaid expenses and other	—	10.1	3.5	—	—	13.6

Total current assets	—	40.5	618.5	3.0	—	662.0
Property and equipment, net	—	2.7	186.0	3.1	—	191.8
Goodwill, net	—	14.9	18.5	5.6	—	39.0
Investment in subsidiaries, net	124.1	227.4	—	—	(351.5)	—
Other assets, net	—	34.9	0.4	—	—	35.3

Total assets	$124.1	$320.4	$823.4	$11.7	$(351.5)	$928.1

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$1.1	$100.9	$0.7	$—	$102.7
Accrued liabilities	—	21.7	22.8	0.3	—	44.8
Current portion of long-term debt	—	0.6	—	—	—	0.6

Total current liabilities	—	23.4	123.7	1.0	—	148.1
Long-term debt, less current portion	—	569.2	6.1	—	—	575.3
Deferred income tax liability	—	59.3	—	—	—	59.3
Intercompany payable (receivable)	—	(465.0)	418.4	46.6	—	—
Other long-term liabilities	—	9.4	10.7	1.2	—	21.3

Total liabilities	—	196.3	558.9	48.8	—	804.0

Commitments and contingencies Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2005	—	—	—	—	—	—
Additional paid-in capital	117.4	117.4	149.8	20.1	(287.3)	117.4
Retained earnings	6.7	6.7	114.7	(57.2)	(64.2)	6.7

Total stockholder’s equity	124.1	124.1	264.5	(37.1)	(351.5)	124.1

Total liabilities and stockholder’s equity	$124.1	$320.4	$823.4	$11.7	$(351.5)	$928.1

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
For the Three Months Ended June 30, 2006
NET SALES	$—	$—	$456.6	$1.6	$—	$458.2
OPERATING COSTS AND EXPENSES:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	342.3	1.1	—	343.4
Operating and delivery	—	—	43.3	0.2	—	43.5
Selling, general and administrative	—	0.9	29.1	0.1	—	30.1
Depreciation and amortization	—	2.1	2.5	—	—	4.6

Operating income (loss)	—	(3.0)	39.4	0.2	—	36.6
EQUITY IN EARNINGS OF SUBSIDIARIES	(13.9)	(23.0)	—	—	36.9	—
OTHER (INCOME) EXPENSE:
Interest expense	—	12.9	—	—	—	12.9
Intercompany charges	—	(16.7)	16.7	—	—	—
Loss (gain) on securitized receivables	—	—	—	—	—	—
Other (income) expense, net	—	—	(0.1)	—	—	(0.1)

INCOME (LOSS) BEFORE INCOME TAXES	13.9	23.8	22.8	0.2	(36.9)	23.8
Provision (benefit) for income taxes	—	9.9	—	—	—	9.9

NET INCOME (LOSS)	$13.9	$13.9	$22.8	$0.2	$(36.9)	$13.9

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
For the Six Months Ended June 30, 2006
NET SALES	$—	$—	$886.2	$1.6	$—	$887.8
OPERATING COSTS AND EXPENSES:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	683.3	1.1	—	684.4
Operating and delivery	—	—	85.0	0.2	—	85.2
Selling, general and administrative	—	1.7	55.5	0.1	—	57.3
Depreciation and amortization	—	4.1	4.7	—	—	8.8

Operating income (loss)	—	(5.8)	57.7	0.2	—	52.1
EQUITY IN EARNINGS OF SUBSIDIARIES	(16.0)	(26.4)	—	—	42.4	—
OTHER (INCOME) EXPENSE:
Interest expense	—	24.8	0.1	—	—	24.9
Intercompany charges	—	(31.6)	31.6	—	—	—
Loss (gain) on securitized receivables	—	—	—	—	—	—
Other (income) expense, net	—	—	(0.2)	—	—	(0.2)

INCOME (LOSS) BEFORE INCOME TAXES	16.0	27.4	26.2	0.2	(42.4)	27.4
Provision (benefit) for income taxes	—	11.4	—	—	—	11.4

NET INCOME (LOSS)	$16.0	$16.0	$26.2	$0.2	$(42.4)	$16.0

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
For the Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16.0	$16.0	$26.2	$0.2	$(42.4)	$16.0
Adjustments for non-cash and non-operating items—
(Gain) loss on sale of property and equipment	—	—	—	—	—	—
Equity in earnings of subsidiaries	(16.0)	(26.4)	—	—	42.4	—
Provision for bad debts, net of recoveries	—	—	2.8	—	—	2.8
Adjustment to Predecessor Company tax attribute valuation allowance	—	—	—	—	—	—
Depreciation and amortization	—	4.1	5.1	—	—	9.2
Amortization of deferred financing costs	—	1.2	—	—	—	1.2
Deferred income taxes	—	(8.1)	—	—	—	(8.1)
Non-cash stock-based compensation	—	1.1	—	—	—	1.1
Changes in operating assets and liabilities, net of effects of Merger—
Accounts receivable	—	—	(42.5)	(0.2)	—	(42.7)
Inventories	—	—	(36.5)	0.1	—	(36.4)
Prepaid expenses and other	—	9.1	2.7	—	—	11.8
Accounts payable and accrued liabilities	—	5.8	21.6	0.2	—	27.6
Income taxes payable	—	2.3	—	—	—	2.3
Other operating, net	—	—	(0.7)	—	—	(0.7)

Net cash provided by (used in) operating activities	—	5.1	(21.3)	0.3	—	(15.9)

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	—	—	(7.0)	—	—	(7.0)
Acquisition costs, net of cash acquired			(45.5)			(45.5)
Dividends received	25.0	—	—	—	(25.0)	—

Net cash provided by (used in) investing activities	25.0	—	(52.5)	—	(25.0)	(52.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on the ABL	—	102.6	—	—	—	102.6
(Repayments) on long-term debt	—	—	(0.2)	—	—	(0.2)
Issuance of common stock	—	—	—	—	—	—
Deferred financing costs and other	—	(1.0)	—	—	—	(1.0)
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)
Net change in intercompany balances	—	(72.4)	72.4	—	—	—

Net cash provided by (used) in financing activities	(25.0)	4.2	72.2	—	25.0	76.4

NET INCREASE (DECREASE) IN CASH	—	9.3	(1.6)	0.3	—	8.0
Cash, beginning of period	—	5.7	5.6	—	—	11.3

CASH, END OF PERIOD	$—	$15.0	$4.0	$0.3	$—	$19.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in the Form S-4 Registration Statement, as amended on August 2, 2006 and initially filed on March 31, 2006 for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Approximately 86% of our operating income (excluding Corporate) is derived from our metals service center and distribution activities that are segmented into two groups, Plates and Shapes and Flat Rolled. The remaining 14% of our operating income (excluding Corporate) is derived from our Building Products Group that manufactures and distributes products primarily related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Our Building Products Group customers are distributors and contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

The Merger with Flag Acquisition. On November 30, 2005, Flag Acquisition, a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, Inc., with Metals USA, Inc. being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Inc., Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of our issued and outstanding capital stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in us, conducts no operations and is a guarantor of both our ABL facility and our Notes. Immediately prior to the closing date of the Merger, all outstanding shares of common stock were cancelled in exchange for a cash payment of $22.00 per share of common stock. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Although the Merger has not affected our operations, it has significantly affected our results of operations as reported in our financial statements. As a result of the Merger, the fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. The fair value of deferred taxes and long-term liabilities were increased by $64.8 million and $3.1 million, respectively. Our intangible assets (customer lists) will be amortized over five years using an accelerated amortization method which approximates their useful life and value to us. Total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies.

As a result of the items discussed below, operating income is not comparable for the periods listed below. Operating income includes charges which affect comparability between periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	(in millions)
Charges Included in Operating Income:
Inventory purchase adjustments (1)	$—	$—	$10.8	$—
Stock options and grant expense (2)	0.3	—	0.6	—
Additional depreciation as a result of increasing property and equipment to fair value (3)	1.2	—	2.4	—
Amortization of customer lists (4)	2.0	—	4.0	—
Management fees (5)	0.3	—	0.6	—

(1)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase adjustment of $14.9 million was recorded as of December 1, 2005. A total of $4.1 million of that amount was charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.

(2)	FAS 123 (R) was adopted in January 2005 by Metals USA Holdings Corp., the parent of Flag Intermediate. These amounts represent the stock options and grant expense pushed down from Metals USA Holdings Corp in 2006.

(3)	As a result of purchase accounting and revaluing our long-lived assets by $118.6 million, depreciation on a quarterly basis was increased by $1.2 million.

(4)	As a result of purchase accounting and recording our customer lists at a fair value of $22.2 million, amortization on a quarterly basis was increased by $2.0 million.

(5)	Includes accrued expenses related to the management agreement with Apollo.

Recent Acquisitions. On May 17, 2006, Metals USA, Inc. purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, which includes a $5.0 million contingent payout that may be made in 2009 or earlier, subject to certain performance criteria. Founded in 1977, Port City is a value-added processor of steel plate. Port City has experienced very strong sales growth over the past few years with sales in excess of $47 million in 2005. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group and we believe positions us to be the pre-eminent plate processor in the southern United States. Port City operates out of a 486,000 square foot facility and has over 110 full-time employees. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers, and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from service centers and we believe we will gain immediate benefits by consolidating its metal needs into our overall purchasing process. We also expect to realize immediate benefits by selling Port City’s high-value-added products through our sales force and to our existing customer base. We believe Port City is an important addition to the south-central region of our Plates and Shapes Group.

On May 12, 2006, Metals USA, Inc. purchased all of the assets and operations of Dura-Loc with one manufacturing facility located near Toronto, Ontario, Canada and a sales and distribution facility located in California for approximately $10.4 million Canadian dollars (or approximately U.S. $9.4 million). Dura-Loc was established in 1984 and, is one of the leading stone-coated metal roof manufacturers in North America. Dura-Loc is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. Dura-Loc had sales of only $12.8 million Canadian dollars (or approximately U.S.$11.3 million) during calendar year 2005 utilizing only one product crew. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. We have also determined that by transforming Dura-Loc’s production processes to our methodologies we can reduce Dura-Loc’s cost of production, further improving the benefits of the purchase. We believe the addition of Dura-Loc to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Overview of Results

Net sales. We derive the net sales of our Plates and Shapes and Flat Rolled Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services as specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods to local distributors and general contractors who are generally engaged in the residential remodeling industry.

Cost of sales. Our Plates and Shapes and Flat Rolled Groups follow the normal industry practice which classifies, within cost of sales, the underlying commodity cost of metal purchased in mill form and the cost of inbound freight charges together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled Groups. Cost of sales with respect to our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Operating and delivery expense. Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the distribution and warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Selling, general and administrative expenses. Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services and costs not directly associated with the processing, manufacturing, operating or delivery costs of our products. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Depreciation and amortization. Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales.

Inventories. Our inventories are stated at the lower of cost or market and accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. Rising steel prices result in inventory holding gains, as demonstrated in 2004, and declining prices result in inventory holding losses. Investors are cautioned that our historical inventory gain and loss experience is not necessarily a reliable indicator of our future inventory gains and losses.

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Accounts Receivable. We recognize revenue as product is shipped (risk of loss for our products passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. The ABL facility requires a lockbox arrangement, which in the absence of default, is controlled by Metals USA. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. The rate of future credit losses may not be similar to past experience.

Inventories. Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out, or “FIFO,” method of accounting. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results — Three Months Ended June 30, 2006 Compared to June 30, 2005

	2006	%	2005	%
	(In millions, except percentages)
Net sales	$458.2	100.0%	$426.8	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	343.4	74.9%	336.6	78.9%
Operating and delivery	43.5	9.5%	37.9	8.9%
Selling, general and administrative	30.1	6.6%	24.7	5.8%
Depreciation and amortization	4.6	1.0%	0.9	0.2%

Operating income	36.6	8.0%	26.7	6.3%
Interest expense	12.9	2.8%	3.2	0.7%
Other (income) expense, net	(0.1)	—	—	—

Income before income taxes	$23.8	5.2%	$23.5	5.5%

Net sales. Net sales increased $31.4 million, or 7.4%, from $426.8 million for the three months ended June 30, 2005 to $458.2 million for the three months ended June 30, 2006. The 2006 Acquisitions accounted for $11.7 million of the increase. The remaining increase of $19.7 million was primarily attributable to a 1.5% increase in average realized prices and by a 4.3% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups offset by a net sales decrease for our Building Products Group by $2.3 million.

Cost of sales. Cost of sales increased $6.8 million, or 2.0%, from $336.6 million for the three months ended June 30, 2005, to $343.4 million for the three months ended June 30, 2006. The 2006 Acquisitions accounted for $6.5 million of the increase. The remaining increase of $0.3 million was primarily attributable to a 3.1% decrease in the average cost per ton partially offset by a 4.3% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 78.9% in 2005 to 74.9% in the same period in 2006.

Operating and delivery. Operating and delivery expenses increased $5.6 million, or 14.8%, from $37.9 million for the three months ended June 30, 2005 to $43.5 million for the three months ended June 30, 2006. The 2006 Acquisitions accounted for $2.3 million of the increase. The remaining increase of $3.3 million was primarily due to higher variable costs associated with increased shipments and higher freight costs due to rising fuel prices. As a percentage of net sales, operating and delivery expenses increased from 8.9% for the three months ended June 30, 2005 to 9.5% for the three months ended June 30, 2006.

Selling, general and administrative. Selling, general and administrative expenses increased $5.4 million, or 21.9%, from $24.7 million for the three months ended June 30, 2005 to $30.1 million for the three months ended June 30, 2006. The 2006 Acquisitions accounted for $0.7 million of the increase. The remaining increase of $4.7 million was due to higher salaries and incentive compensation, $1.1 million of personnel and advertising related costs to improve Building Products Group’s sales and service and expand its presence on a national basis, an increase in bad debt expense of $1.2 million of which $1.3 million related to our Flat Rolled Group, an increase of $0.3 related to management fees and a $0.3 million in compensation expense related to the outstanding options under SFAS 123(R). As a percentage of net sales, selling, general and administrative expenses increased from 5.8% for the three months ended June 30, 2005 to 6.6% for the three months ended June 30, 2006.

Depreciation and amortization. Depreciation and amortization expense increased $3.7 million, from $0.9 million for the three months ended June 30, 2005 to $4.6 million for the three months ended June 30, 2006. The 2006 Acquisitions accounted for $0.3 million of the increase. Of the remaining increase of $3.4 million, $3.2 million resulted from the revaluation of our long-lived assets as a result of the Merger and $0.2 was due to capital investments in facilities and equipment placed in service throughout 2005 and the first quarter of 2006.

Operating income. Operating income increased $9.9 million, from $26.7 million for the three months ended June 30, 2005 to $36.6 million for the three months ended June 30, 2006. The 2006 Acquisitions accounted for $1.9 million of the increase. The remaining increase in operating income resulted from a combination of higher average realized prices combined with lower average costs per ton offset partially by higher operating and delivery and selling, general and administrative costs. As a percentage of net sales, operating income increased from 6.3% for the three months ended June 30, 2005 to 8.0% for the three months ended June 30, 2006.

Interest expense. Interest expense increased $9.7 million, from $3.2 million for the three months ended June 30, 2005 to $12.9 million for the three months ended June 30, 2006. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. Our capital structure was significantly different between the two periods due to the Merger that occurred on November 30, 2005. The 2006 Acquisitions and the $25 million dividend to stockholders paid on May 24, 2006 were financed from our ABL facility. At June 30, 2005, our debt consisted of a revolving credit agreement with an outstanding balance of $200.4 million and other debt totaling $7.5 million. At June 30, 2006, our debt consisted of $275.0 million in outstanding 11 1/8% Senior Secured Notes, $294.0 million in outstanding advances under our ABL facility, and $6.9 million in other debt.

Consolidated Results — Six Months Ended June 30, 2006 Compared to June 30, 2005

	2006	%	2005	%
	(In millions, except percentages)
Net sales	$887.8	100.0%	$854.4	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	684.4	77.1%	670.4	78.5%
Operating and delivery	85.2	9.6%	75.7	8.9%
Selling, general and administrative	57.3	6.5%	49.0	5.7%
Depreciation and amortization	8.8	1.0%	1.6	0.2%

Operating income	52.1	5.9%	57.7	6.8%
Interest expense	24.9	2.8%	6.4	0.7%
Other (income) expense, net	(0.2)	—	(0.2)	—

Income before income taxes	$27.4	3.1%	$51.5	6.0%

Net sales. Net sales increased $33.4 million, or 3.9%, from $854.4 million for the six months ended June 30, 2005 to $887.8 million for the six months ended June 30, 2006. The 2006 Acquisitions accounted for $11.7 million of the increase. The remaining increase of $21.7 million in sales was primarily attributable to a 1.8% decrease in average realized prices partially offset by a 4.9% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups offset by a net sales decrease for our Building Products group by $1.2 million.

Cost of sales. Cost of sales increased $14.0 million, or 2.1%, from $670.4 million for the six months ended June 30, 2005, to $684.4 million for the six months ended June 30, 2006. The 2006 Acquisitions accounted for $6.5 million of the increase and $10.8 million of the increase related to inventory purchase accounting. The remaining decrease in cost of sales was primarily attributable to a 3.4% decrease in the average cost per ton partially offset by an 4.9% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 78.5% in 2005 to 77.1% in the same period in 2006.

Operating and delivery. Operating and delivery expenses increased $9.5 million, or 12.5%, from $75.7 million for the six months ended June 30, 2005 to $85.2 million for the six months ended June 30, 2006. The 2006 Acquisitions accounted for $2.3 million of the increase. The remaining increase of $7.2 was primarily due to higher labor costs and higher freight costs due to rising fuel prices. As a percentage of net sales, operating and delivery expenses increased from 8.9% for the six months ended June 30, 2005 to 9.6% for the six months ended June 30, 2006.

Selling, general and administrative. Selling, general and administrative expenses increased $8.3 million, or 16.9%, from $49.0 million for the six months ended June 30, 2005 to $57.3 million for the six months ended June 30, 2006. The 2006 Acquisitions accounted for $0.7 million of the increase. The remaining increase of $7.6 million was due to higher salaries and incentive compensation, $2.9 million of personnel and advertising related costs to improve the Building Products Group’s sales and service and expand its presence on a national basis, an increase in bad debt expense of $1.2 million of which $1.3 million related to our Flat Rolled Group, an increase of $0.6 million related to management fees and an increase of $0.6 million in compensation expense related to the outstanding options under SFAS 123(R). As a percentage of net sales, selling, general and administrative expenses increased from 5.7% for the six months ended June 30, 2005 to 6.5% for the six months ended June 30, 2006. This percentage increase was primarily due to a larger growth in selling, general and administrative expenses as compared to net sales growth.

Depreciation and amortization. Depreciation and amortization increased $7.2 million, from $1.6 million for the six months ended June 30, 2005 to $8.8 million for the six months ended June 30, 2006. Of this increase, $6.4 million resulted from the revaluation of our long-lived assets as a result of the Merger, $0.5 million was due to capital investments in facilities and equipment placed in service throughout 2005 and the first quarter of 2006 and $0.3 million was due to increased depreciation related to the 2006 Acquisitions.

Operating income. Operating income decreased $5.6 million, from $57.7 million for the six months ended June 30, 2005 to $52.1 million for the six months ended June 30, 2006. This decrease in operating income in 2006 included $18.4 million of costs related to the Merger and impact of purchase accounting and $1.2 million increase in bad debt expense partially offset by $1.9 million of operating income from the 2006 Acquisitions.

Interest expense. Interest expense increased $18.5 million, or 289.1% from $6.4 million for the six months ended June 30, 2005 to $24.9 million for the six months ended June 30, 2006. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. Our capital structure was significantly different between the two periods due to the Merger that occurred on November 30, 2005, the 2006 Acquisitions financed from our availability on our ABL facility and the $25 million dividend to stockholders paid on May 24, 2006. At June 30, 2005, our debt consisted of a revolving credit agreement with an outstanding balance of $200.4 million and other debt totaling $7.5 million. At June 30, 2006, our debt consisted of $275.0 million in outstanding 11 1/8% Senior Secured Notes, $294.0 million in outstanding advances under our ABL facility, and $6.9 million in other debt.

Segment Results — Three Months Ended June 30, 2006 Compared to June 30, 2005

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2006:
Plates and Shapes	$219.7	$192.6	$27.1	$1.0	221
Flat Rolled	189.6	179.0	10.6	1.2	174
Building Products	54.0	47.3	6.7	1.0	—
Corporate and other	(5.1)	2.7	(7.8)	0.1	(5)

Total	$458.2	$421.6	$36.6	$3.3	390

2005:
Plates and Shapes	$171.6	$155.1	$16.5	$3.6	183
Flat Rolled	205.7	197.3	8.4	0.6	190
Building Products	54.7	47.6	7.1	1.0	—
Corporate and other	(5.2)	0.1	(5.3)	0.4	(5)

Total	$426.8	$400.1	$26.7	$5.6	368

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $48.1 million, or 28.0%, from $171.6 million for the three months ended June 30, 2005 to $219.7 million for the three months ended June 30, 2006. The 2006 Acquisition of Port City accounted for $10.1 million of the increase. The remaining increase of $38.0 million was primarily due to a 4.0% increase in the average sales price per ton and a 17.5% increase in shipments for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Operating costs and expenses increased $37.5 million, or 24.2%, from $155.1 million for the three months ended June 30, 2006 to $192.6 million for the three months ended June 30, 2006. The 2006 Acquisition of Port City accounted for $8.4 million of the increase. The remaining increase of $29.1 million was attributable to the higher operating expenses primarily from increased shipments of 17.5% and increased raw material costs of 1.5%. Operating costs and expenses as a percentage of net sales decreased from 90.4% for the three months ended June 30, 2005 to 87.7% for the three months ended June 30, 2006.

Operating income increased by $10.6 million, from $16.5 million for the three months ended June 30, 2005 to $27.1 million for the three months ended June 30, 2006. The 2006 Acquisition of Port City accounted for $1.7 million of the increase. The remaining increase was attributable to significantly higher volumes and higher selling prices. Operating income as a percentage of net sales increased from 9.6% for the three months ended June 30, 2005 to 12.3% for the three months ended June 30, 2006.

Flat Rolled. Net sales decreased $16.1 million, or 7.8%, from $205.7 million for the three months ended June 30, 2005 to $189.6 million for the three months ended June 30, 2006. This decrease was primarily due to a 8.4% decrease in shipments partially offset by a 0.6% increase in the average sales price per ton for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Although prices were generally improving throughout the first and second quarters of 2006, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability.

Operating costs and expenses decreased $18.3 million, or 9.3%, from $197.3 million for the three months ended June 30, 2005 to $179.0 million for the three months ended June 30, 2006. This decrease was attributable to a decrease in the cost of raw materials of 3.9% and to a decrease in volumes of 8.4%, offset partially by an increase in bad debt expense of $1.3 million. Operating costs and expenses as a percentage of net sales, decreased from 95.9% for the three months ended June 30, 2005 to 94.4% for the three months ended June 30, 2006.

Operating income increased by $2.2 million, from $8.4 million for the three months ended June 30, 2005 to $10.6 million for the three months ended June 30, 2005. This increase was attributable to an increase in average realized prices and lower raw material costs, combined with our decision to reduce volume to maintain our level of profitability. This increase was offset partially by the increase in bad debt expense of $1.3 million. Operating income as a percentage of net sales increased from 4.1% for the three months ended June 30, 2005 to 5.6% for the three months ended June 30, 2006.

Building Products. Net sales decreased $0.7 million, or 1.3%, from $54.7 million for the three months ended June 30, 2005 to $54.0 million for the three months ended June 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $1.6 million of sales during the period. The remaining net sales decreased $2.3 million primarily due to Florida markets that have returned to normal volumes following a 2005 surge in post hurricane damage remediation.

Operating costs and expenses decreased $0.3 million, or 0.6%, from $47.6 million for the three months ended June 30, 2005 to $47.3 million for the three months ended June 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $1.4 million of increased costs. Additionally, costs increased by $1.1 million related to personnel and advertising costs to improve Building Products Group’s sales and service and expand its presence on a national basis. The remaining operating costs and expenses decreased by $1.7 million, primarily due to lower sales volume. Operating costs and expenses as a percentage of net sales increased from 87.0% for the three months ended June 30, 2005 to 87.6% for the three months ended June 30, 2006.

Operating income decreased by $0.4 million, from $7.1 million for the three months ended June 30, 2005 to $6.7 million for the three months ended June 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $0.2 million of operating income. Operating income as a percentage of net sales decreased from 13.0% for the three months ended June 30, 2005 to 12.4% for the three months ended June 30, 2006 primarily as a result of the additional cost to improve Building Products Group’s sales and services and expand its presence on a national basis.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.5 million, from $5.3 million for the three months ended June 30, 2005 to $7.8 million for the three months ended June 30, 2006. This increase was primarily attributable to $2.0 million of amortization related to intangible assets (customer lists) recorded in 2005 as a result of the merger and to increased employee benefit costs.

Segment Results — Six Months Ended June 30, 2006 Compared to June 30, 2005

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2006:
Plates and Shapes	$418.1	$373.8	$44.3	$2.9	426
Flat Rolled	381.1	364.3	16.8	1.8	360
Building Products	99.5	93.2	6.3	2.1	—
Corporate and other	(10.9)	4.4	(15.3)	0.2	(11)

Total	$887.8	$835.7	$52.1	$7.0	775

2005:
Plates and Shapes	$348.3	$312.3	$36.0	$4.5	364
Flat Rolled	418.1	396.3	21.8	1.1	381
Building Products	99.1	89.1	10.0	2.2	—
Corporate and other	(11.1)	(1.0)	(10.1)	0.6	(12)

Total	$854.4	$796.7	$57.7	$8.4	733

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $69.8 million, or 20.0%, from $348.3 million for the six months ended June 30, 2005 to $418.1 million for the six months ended June 30, 2006. The 2006 Acquisition of Port City accounted for $10.1 million of the increase. The remaining increase of $59.7 million was primarily due to a 1.5% increase in the average sales price per ton and a 15.4% increase in shipments for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Operating costs and expenses increased $61.5 million, or 19.7%, from $312.3 million for the six months ended June 30, 2005 to $373.8 million for the six months ended June 30, 2006. The 2006 Acquisition of Port City accounted for $8.4 million of the increase. The remaining increase of $53.1 million was primarily attributable to the higher volumes of 15.4%, higher cost of raw materials of 1.6% and additional costs of $4.9 million related to purchase accounting. Operating costs and expenses as a percentage of net sales decreased from 89.7% for the six months ended June 30, 2005 to 89.4% for the six months ended June 30, 2006.

Operating income increased by $8.3 million, from $36.0 million for the six months ended June 30, 2005 to $44.3 million for the six months ended June 30, 2006. The 2006 Acquisition of Port City accounted for $1.7 million of the increase. These results also included additional costs of $4.9 million related to purchase accounting. Operating income as a percentage of net sales increased from 10.3 % for the six months ended June 30, 2005 to 10.6% for the six months ended June 30, 2006.

Flat Rolled. Net sales decreased $37.0 million, or 8.8%, from $418.1 million for the six months ended June 30, 2005 to $381.1 million for the six months ended June 30, 2006. This decrease was primarily due to a 3.5% decrease in the average sales price per ton and a 5.5% decrease in shipments for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Although prices were generally improving throughout the first quarter of 2006, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability.

Operating costs and expenses decreased $32.0 million, or 8.1%, from $396.3 million for the six months ended June 30, 2005 to $364.3 million for the six months ended June 30, 2006. This decrease was mostly attributable to a decrease in the cost of raw materials of 5.1%, offset by a $4.0 million cost related to purchase accounting, and to a decrease in volumes of 5.5%%. This decrease was partially offset by an increase in bad debt expense of $1.3 million. Operating costs and expenses as a percentage of net sales, increased from 94.8% for the six months ended June 30, 2005 to 95.6% for the six months ended June 30, 2006. This percentage increase was primarily due to the increased cost of raw materials and the increase in bad debt expense.

Operating income decreased by $5.0 million, from $21.8 million for the six months ended June 30, 2005 to $16.8 million for the six months ended June 30, 2006. This decrease was primarily attributable to smaller margins, the impact of the $4.0 million cost related to purchase accounting and decreased shipments in 2006. This decrease was also impacted by the increase in bad debt expense of $1.3 million. Operating income as a percentage of net sales decreased from 5.2% for the six months ended June 30, 2005 to 4.4% for the six months ended June 30, 2006.

Building Products. Net sales increased $0.4 million, or 0.4%, from $99.1 million for the six months ended June 30, 2005 to $99.5 million for the six months ended June 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $1.6 million of sales during the period. The remaining net sales decreased $1.2 million primarily due to Florida markets that have returned to normal volumes following a 2005 surge in post hurricane damage remediation.

Operating costs and expenses increased $4.1 million, or 4.6%, from $89.1 million for the six months ended June 30, 2005 to $93.2 million for the six months ended June 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $1.4 million of increased costs. The remaining increase of $2.7 million is attributable to a $3.3 million cost related to purchase accounting and increased costs of $2.9 million related to personnel and advertising costs to improve Building Products Group’s sales and service and expand its presence on a national basis. These increases were offset by lower volumes and related operating costs. Operating costs and expenses as a percentage of net sales increased from 89.9% for the six months ended June 30, 2005 to 93.7% for the six months ended June 30, 2006 for the reasons discussed above.

Operating income decreased by $3.7 million, from $10.0 million for the six months ended June 30, 2005 to $6.3 million for the six months ended June 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $0.2 million of operating income. The remaining decrease of $3.9 million is primarily due to the $3.3 million cost related to inventory purchase accounting, the additional costs to improve Building Products Group’s sales and services and expand its presence on a national basis, offset by lower volumes. Operating income as a percentage of net sales decreased from 10.1% for the six months ended June 30, 2005 to 6.3% for the six months ended June 30, 2006.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $5.2 million, from $10.1 million for the six months ended June 30, 2005 to $15.3 million for the six months ended June 30, 2006. This increase was primarily attributable to $4.0 million of amortization related to intangible assets (customer lists) recorded in 2005 as a result of the merger and to increased professional fees and employee benefit costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our ABL facility and our cash flow from operations. At June 30, 2006, our borrowing availability was $137.4 million and we had available cash of $19.3 million. Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 82.3% at June 30, 2006, compared to 78.2% at December 31, 2005. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At August 4, 2006, we had $310.0 million drawn and borrowing availability of $119.4 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment. Conversely, when metal prices fall, our gross profit and working capital tend to decrease. Our working capital (current assets less current liabilities) increased from $453.3 million at December 31, 2005 to $513.9 million at June 30, 2006.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on our ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access our ABL facility as much to cover the cash flow cycle. We believe our cash flow from operations, supplemented with the cash available under our ABL facility will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added businesses that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under our ABL facility to fund future acquisitions.

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Consolidated Statements of Cash Flows which are set forth under Item 1 - “Financial Statements.”

During the six months ended June 30, 2006, net cash used in operating activities was $15.9 million. We had operating income of $52.1 million during the six months ended June 30, 2006, $36.4 million of cash was used in to increase inventories. During the six months ended June 30, 2005, net cash provided by operating activities was $72.4 million, $61.1 million of cash was provided by a reduction of inventories.

Net cash used in investing activities was $52.5 million for the six months ended June 30, 2006 and consisted of $7.0 million of purchases of assets and the $45.5 million for the purchase of two companies defined as the 2006 Acquisitions. These purchases were strategic acquisitions in our Plates and Shapes and Building products segments. For the six months ended June 30, 2006, the most significant internal capital projects included the expansion of our non-ferrous Germantown, Wisconsin facility and the installation of new processing equipment in our New Orleans facility. Net cash used in investing activities was $8.3 million for the six months ended June 30, 2005 and consisted of $8.4 million of purchases of assets, offset by sales of assets of $0.1 million. For the six months ended June 30, 2005, the most significant capital projects included an expansion of our Greensboro, N.C., facility and the installation of laser plate cutting capabilities in our New Orleans facility.

Net cash provided by financing activities was $76.4 million for the six months ended June 30, 2006 and consisted primarily of net borrowings on the ABL facility of $102.6 million and $25.0 million payment of a cash dividend. Net cash used in financing activities was $62.7 million for the six months ended June 30, 2005 and consisted primarily of net payments on the revolving credit facility of $52.6 million and $10.1 million of payments on other long-term debt.

Financing Activities

The ABL Facility

Overview. The ABL facility provides for borrowings, subject to a borrowing base calculation, of up to $450.0 million and will enable us to borrow and repay funds as needed. The ABL facility was initially comprised of $415.0 million of Tranche A Commitments and $35.0 million of Tranche A-1 Commitments. While the Tranche A-1 Commitments remain outstanding, the borrowing base is subject to greater advance rates than would otherwise be in effect. A permanent reduction of the maximum Tranche A-1 commitments to $25.0 million occurred on June 1, 2006, with a corresponding permanent increase to $425.0 million in the Tranche A commitments, leaving the total ABL facility unchanged.

Borrowing Base. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. Our borrowing availability fluctuates daily with changes in eligible receivables and inventory, less outstanding borrowings and letters of credit. The borrowing base is equal to the lesser of (a) the aggregate amount of the Tranche A Commitments and the Tranche A-1 Commitments and (b) the sum of:

•	85% of the net amount of eligible accounts receivable;

•	the lesser of (x) 70% of the lesser of the original cost or market value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory;

•	at all times prior to the termination of the Tranche A-1 Commitments,

•	prior to May 31, 2006, the sum of 5% of the net amount of eligible accounts receivable and 10% of the net orderly liquidation value of eligible inventory; or

•	thereafter, the sum of 5% of the net amount of eligible accounts receivable and 5% of the net orderly liquidation value of eligible inventory.

Initial borrowings under the ABL facility were used to repay the outstanding amounts drawn under our existing revolving credit facility and to fund other costs and expenses related to the Merger. The loan and security agreement governing the ABL facility provides for up to $15.0 million of swing-line loans and up to $100.0 million for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swing-line loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of June 30, 2006, we had eligible collateral of $451.9 million, $294.0 million in outstanding advances, $18.5 million in open letters of credit and $137.4 million in additional borrowing capacity.

We used $36.2 million and $9.3 million of funds from the ABL facility to acquire the net assets of Port City and Dura-Loc, respectively. Due to these increased borrowings under the ABL facility, our interest expense is expected to increase.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under such agreement. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our future domestic subsidiaries and are secured (i) on a first-priority lien basis by our, the other borrowers’ and the guarantors’ accounts, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all of our, the other borrowers’ and the guarantors’ other assets, subject to certain exceptions and permitted liens.

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the fixed charge coverage ratio. The fixed charge coverage ratio is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt.

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; plus, in each case, an applicable margin ranging between 0.25% and 0.00% as determined in accordance with the loan agreement or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin ranging between 1.25% and 2.00% as determined in accordance with the loan and security agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of (1) initially, 1.75% and (2) after the first adjustment date under the ABL facility, 1.50% or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of (a) initially, 3.75% and (b) after the first adjustment date under the ABL facility, 3.50%.

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 8.25% and 5.48%, respectively, at June 30, 2006.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by us.

The most significant of our affirmative, negative and subjective covenants under the loan and security agreement governing the ABL facility are: (i) the maintenance of a borrowing base availability of at least $45.0 million, or, if such required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and quarterly dividends. There are no limitations with respect to capital expenditures. As long as our borrowing availability is $45.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

Additionally, payments to affiliates are limited to the greater of $3.0 million or 3% of Adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility) provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income, or if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, of dividends in any fiscal quarter provided that borrowing availability is greater than $50.0 million.

The Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of Notes, after deducting discounts and estimated expenses of the offering. Interest on the Notes accrue at the rate of 11 1/8% per annum and will be payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

On August 7, 2006, we commenced an exchange offer to exchange the privately placed Notes for substantially identical Notes registered under the Securities Act of 1933. The exchange offer is currently scheduled to expire at 5:00 p.m., New York City time, on September 5, 2006.

As of June 30, 2006, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Notes contain restrictions as to the payment of dividends. As of June 30, 2006, under the most restrictive of these covenants the maximum amount of dividends that could be paid was $24.7 million.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Covenant compliance

Our Fixed Charge Coverage Ratio (“FCCR”) as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of June 30, 2006, this FCCR was 1.21 as compared to a required FCCR of 1.00. As of June 30, 2006, we had $137.4 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. EBITDA, Adjusted EBITDA and fixed charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net income (loss)	$13.9	$14.3	$16.0	$31.6
Depreciation and amortization	4.8	1.0	9.2	1.8
Interest expense	12.9	3.2	24.9	6.4
Provision (benefit) for income taxes	9.9	9.2	11.4	19.9
Other (income) expense	(0.1)	—	(0.2)	(0.2)

EBITDA	41.4	27.7	61.3	59.5
Covenant defined adjustments:
Inventory purchase adjustments (1)	—	—	10.8	—
Stock options and grant expense (2)	0.3	—	0.6	—
Management fees (3)	0.3	—	0.6	—

Adjusted EBITDA	$42.0	$27.7	$73.3	$59.5

Fixed charge coverage ratio(4)	1.21	N/A	1.21	N/A

(1)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.

(2)	Non-cash stock option and stock grant expense.

(3)	Includes accrued expenses related to the management agreement we have with Apollo.

(4)	This amount represents the FCCR, as defined by the ABL facility, which is not applicable for the Predecessor Company which operated under a different revolving credit facility, or for the period from May 9, 2005 (date of inception) to December 31, 2005 of the Successor Company because the FCCR is based on a rolling four quarter period.

Commitments and Contingencies

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. There have been no material changes in our contractual obligations as of and for the six months ended June 30, 2006, except for borrowings on our ABL facility (which are disclosed separately herein) and entering into arm’s-length lease agreements for two facilities which were part of our 2006 Acquisitions of Port City and Dura-Loc during the 2nd quarter of 2006.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2006.

New Accounting Pronouncements

Effective January 1, 2006, our parent company, Metals USA Holdings, adopted SFAS No. 123(R) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) requires the use of judgment and estimates in performing multiple calculations. The adoption of SFAS No. 123(R), which requires the measurement and recognition of stock-based compensation expense based upon grant date fair value and pushdown by the related party of compensation expense with an offsetting contribution to capital to the reporting entity, reduced current net income during the three months and six months ended June 30, 2006 by approximately $0.3 million and $0.6 million.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006; however, earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the impact, if any, of applying the guidance provided in FIN 48; however, we do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations, financial position or cash flows.

Industry Trends

Since 2000, there has been significant consolidation among the major domestic steel producers. The top three steel producers now control over 60% of the domestic flat rolled steel market, up significantly since 2000, which has created a pricing environment characterized by a more disciplined approach to production and pricing. The domestic suppliers have largely exited their non-core metals service and distribution functions to focus on reducing production costs and driving efficiencies from their core metals production activities. Increasingly, metals service centers like us have continued to capture a greater portion of these key functions once served by the major metals producers. Additionally, over the last several quarters the metals service center industry has been exercising better discipline over inventory control. Since mid-2005, the metals service center industry has reduced inventories to multi-year lows while increasing shipment volumes. As a result, the service center element of the industry is well positioned to respond to changing market conditions.

In 2004, increased demand for steel in China, shortages of raw materials such as coking coal, iron ore and oil, increased demand for scrap, the weak U.S. dollar and increased freight rates all contributed to significant increases in process for domestic metal of all types, particularly steel. Further, improved economic conditions in Europe, Asia, and North America contributed to a higher level of demand for steel. During most of 2004, supplies of many products were constrained, which also lead to significant price increases.

In early 2005, the three iron ore suppliers controlling about 80% of the world merchant ore market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented, and resulted in cost increases for the European and other large integrated steel mills throughout the world. We anticipate both foreign and domestic mills will have to continue the disciplined practice they implemented in 2004 of passing along such added costs, in the form of both price increases and surcharges. Although the domestic steel producers have demonstrated restraint in curbing manufacturing capacity, earlier in 2005, the decline in automotive build rates in the United States increased the amount of steel available to the domestic manufacturing industries. We believe this excess of supply adversely affected the market price of flat rolled steel which declined through the first eight months of 2005; however, this supply imbalance was resolved. As a result, the mills raised prices in the domestic market in September and October 2005. Demand for steel products remained firm during the fourth quarter of 2005 and into the first quarter of 2006. Pricing for steel products remained relatively steady during this period as market concerns about future increases in imports caused most steel producers to keep prices level in what would otherwise be an ideal opportunity to raise domestic prices. During March and April of 2006, domestic steel producers have announced further price increases as it became apparent that market concerns over imports were exaggerated. The timing of the effect that further price increases will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause metal prices to decline.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk, primarily from changes in interest rates and the cost of metal we hold in inventory. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. With respect to our metal purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of market risk relative to steel prices.

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility. The ABL facility was subject to variable interest rates as of June 30, 2006. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the ABL facility were $294.0 million as of June 30, 2006. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $2.9 million. At June 30, 2006, our notes were traded at approximately 110% of face value.

We have $275.0 million of notes with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the notes.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Flag Intermediate and Metals USA, Inc., of the effectiveness of our disclosure controls and procedures (as defined pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on that evaluation, the CEO and CFO of Flag Intermediate and Metals USA, Inc. have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions of and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in our Amendment No. 3 to the Registration Statement on Form S-4, as filed on August 2, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.11	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation, and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to exhibit 4.11 of Amendment No. 3 to the Company’s Form S-4 Registration Statement filed on August 2, 2006) (File No. 333-132918)

4.12	Amendment No.1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (incorporated by reference to exhibit 4.12 of Amendment No. 3 to the Company’s Form S-4 Registration Statement filed on August 2, 2006 ) (File No. 333-132918)

31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 14, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 14, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated August 14, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 14, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated August 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: August 14, 2006	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: August 14, 2006	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President and Chief Financial Officer