Form 10-Q
period 2006-09-30
Flag Intermediate Holdings CORP; METALS USA INC
filed 2006-11-03
CIK 1357787, 1038363

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File Number 333-132918

FLAG INTERMEDIATE HOLDINGS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Commission File Number 001-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 1100 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ telephone number, including area code: (713) 965-0990

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of common stock outstanding at November 3, 2006 of Flag Intermediate Holdings Corporation: 100

Number of shares of common stock outstanding at November 3, 2006 of Metals USA, Inc.: 100

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as otherwise required by applicable law.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

METALS USA, INC. AND SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$11.8	$11.3
Accounts receivable, net of allowance of $8.5 and $7.8, respectively	230.7	172.9
Inventories	448.3	350.7
Deferred income tax asset	16.2	8.3
Prepaid expenses and other	12.6	25.2

Total current assets	719.6	568.4
PROPERTY AND EQUIPMENT, net	192.8	171.6
GOODWILL	39.6	15.8
OTHER ASSETS, net	33.7	39.5

Total assets	$985.7	$795.3

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$91.9	$68.2
Accrued liabilities	61.7	46.3
Current portion of long-term debt	0.6	0.6

Total current liabilities	154.2	115.1
LONG-TERM DEBT, less current portion	608.6	472.9
DEFERRED INCOME TAX LIABILITY	60.0	60.0
OTHER LONG-TERM LIABILITIES	21.1	15.3

Total liabilities	843.9	663.3

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2006, and December 31, 2005, respectively	—	—
Additional paid-in capital	117.8	134.0
Retained earnings (deficit)	24.0	(2.0)

Total stockholder’s equity	141.8	132.0

Total liabilities and stockholder’s equity	$985.7	$795.3

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(In millions)
NET SALES	$477.6	$396.1	$1,365.4	$1,250.5
OPERATING COSTS AND EXPENSES:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	354.2	311.5	1,038.6	981.9
Operating and delivery	46.0	38.1	131.2	113.8
Selling, general and administrative	29.9	25.6	87.2	74.6
Depreciation and amortization	4.6	0.9	13.4	2.5

Operating income	42.9	20.0	95.0	77.7
OTHER (INCOME) EXPENSE:
Interest expense	14.7	2.4	39.6	8.8
Other (income) expense, net	(0.3)	—	(0.5)	(0.2)

NET INCOME BEFORE INCOME TAXES	28.5	17.6	55.9	69.1
Provision for income taxes	11.2	6.4	22.6	26.3

NET INCOME	$17.3	$11.2	$33.3	$42.8

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33.3	$42.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	3.8	2.4
Adjustment to Predecessor Company tax attribute valuation allowance	—	2.4
Depreciation and amortization	14.2	2.8
Amortization of debt issuance costs	1.9	—
Deferred income taxes	(8.7)	—
Non-cash stock-based compensation	1.0	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(53.7)	(21.5)
Inventories	(92.2)	121.4
Prepaid expenses and other	12.8	2.4
Accounts payable and accrued liabilities	29.8	(1.2)
Income taxes payable	6.2	(0.6)
Other operating	0.4	0.2

Net cash provided by (used in) operations	(51.2)	151.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets	—	0.1
Purchases of assets	(11.1)	(13.3)
Acquisition costs, net of cash acquired	(45.7)	—

Net cash provided by (used in) investing activities	(56.8)	(13.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on credit facilities	136.1	(127.8)
Repayments on long-term debt	(0.4)	(10.3)
Debt issuance costs	(2.2)	(0.1)
Dividends paid	(25.0)	—
Issuance of common stock	—	0.1

Net cash provided by (used in) financing activities	108.5	(138.1)

NET INCREASE IN CASH	0.5	(0.2)
CASH, beginning of period	11.3	12.6

CASH, end of period	$11.8	$12.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$29.0	$7.4

Cash paid for income taxes	$11.8	$24.8

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

Recent Developments

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA, Inc.”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA, Inc. (the “Merger”), with Metals USA, Inc. being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period May 9, 2005 (date of inception) to November 30, 2005. See Note 2 for additional information regarding the Merger.

Flag Intermediate and its wholly owned subsidiary Metals USA, Inc. are referred to collectively herein as the “Company” or “Successor Company” and Metals USA, Inc. prior to the Merger is referred to as the “Predecessor Company.” The Company applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) on the Merger date and, as a result, the Merger consideration was allocated to the respective values of the assets acquired and liabilities assumed from the Predecessor Company (see Note 2). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements and footnotes are not comparable with those of Predecessor Company.

Organization

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Approximately 90% of our revenue is derived from the metals service center and processing activities that are segmented into two groups, Flat Rolled and Non-Ferrous Group (formerly the Flat Rolled Group – see Note 9), and Plates and Shapes Group. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are primarily contractors engaged in residential and commercial building products.

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

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to filing the consolidated financial statements with the Securities and Exchange Commission (“SEC”). Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Allowance for Doubtful Accounts – The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting.

Goodwill—We use estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of net tangible and identifiable intangible assets acquired. Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed.

At December 31, 2005, recorded goodwill was $15.8, resulting from the Merger described in Note 2. In connection with the acquisitions in May 2006 described in Note 2, we recorded an additional $28.9 of goodwill. Goodwill related to the Merger was reduced for the nine months ended September 30, 2006, by $5.1, which included $3.2 to adjust tax valuation allowances, $1.7 to recognize the tax benefit realized related to goodwill of the Predecessor Company, and $0.2 million of other costs related to the Merger.

Intangible Assets—The Successor Company intangible assets consist of customer lists which were recorded as a result of the Merger described in Note 2. We are amortizing the customer lists over five years using an accelerated amortization method which approximates its useful life and economic value to us.

As of September 30, 2006, the Successor Company had the following amounts related to intangible assets:

	January 1, 2006		September 30, 2006
	Gross Carrying Amortization	Accumulated Amount	Gross Carrying Amortization
Customer lists	$21.5	(6.0)	$15.5

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the three months and nine months ended September 30, 2006 was $2.0 and $6.0, respectively. The following table represents the total estimated amortization of intangible assets for 2006 and the four succeeding years:

For the Year Ending	Estimated Amortization Expense
2006	$7.8
2007	$6.1
2008	$4.3
2009	$2.5
2010	$0.8

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs, generally on a straight-line basis, to interest expense over the term of the respective agreements. Amortization of debt issuance costs recorded by the Successor and Predecessor Companies for the three months ended September 30, 2006 and 2005 were $0.7 and $0.1, respectively. Amortization of debt issuance costs recorded by the Successor and Predecessor Companies for the nine months ended September 30, 2006 and 2005 were $1.9 and $0.4, respectively.

Revenue recognition—We recognize revenues generally when products are shipped and our significant obligations have been satisfied. Shipping and handling costs billed to our customers are accounted for as revenues. Risk of loss for products shipped passes at the time of shipment. Provisions are made currently for estimated returns.

We derive the net sales of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and original equipment manufacturers (“OEMs”). Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services as specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods primarily to general contractors who are generally engaged in the residential remodeling industry.

Cost of sales—Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups classify, within cost of sales, the underlying commodity cost of metal purchased in mill form, the cost of inbound freight charges together with third-party processing cost, if any. Rebates received on metal purchased from suppliers pursuant to binding arrangements based on a specified cumulative level of purchases are recognized as a reduction of cost of sales as the milestones are achieved if the specified cumulative level of purchases is considered probable and reasonably estimable.

Cost of sales with respect to our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process.

Operating and delivery expense—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers.

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the Company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales.

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Dura-Loc (see Note 2), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The cumulative translation adjustments are not significant to the consolidated financial statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the impact, if any, of applying the guidance provided in FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not anticipate the adoption to have a material effect on the Company’s previously issued financial statements.

2. ACQUISITIONS

2005 Acquisition -

On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA, Inc. with Metals USA, Inc. being the surviving corporation. The Merger was consummated pursuant to the Merger Agreement by and among Metals USA, Inc., Flag Acquisition, and Metals USA Holdings. Metals USA Holdings was formed by Apollo Management V

L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”). As a result of and immediately following the Merger, Metals USA, Inc. became and is a wholly owned subsidiary of Flag Intermediate. Flag Intermediate has no assets other than its investment in Metals USA, Inc., conducts no operations and is a guarantor of both the Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) and the 11 1/8% Senior Secured Notes due 2015 of Metals USA, Inc.

The Merger was accounted for as a purchase by Flag Acquisition of Metals USA, Inc. in accordance with SFAS 141. Total Merger consideration was $648.0, including $458.7 for common stock and warrants, $152.5 for the assumption of debt and revolving credit loans, $16.6 for debt issuance costs and $20.2 for direct Merger costs (including $2.6 paid by Metals USA, Inc. prior to closing of the Merger). Total Merger consideration reconciles to the net acquisition costs as follows:

Total Merger consideration	$648.0
Less:
Assumption of debt and revolving credit loans	(152.5)
Debt issuance costs	(16.6)
Use of cash on hand at closing	(46.2)
Merger costs paid by Metals USA, Inc	(2.6)

Acquisition costs, net of cash acquired	$430.1

The total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies. Based on these studies, the fair values of inventories, property and equipment and intangibles (customer lists) were increased by $14.9, $118.6 and $22.2, respectively. The fair values of deferred taxes and long-term liabilities were increased by $64.8 and $3.1, respectively. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

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

2006 Acquisitions -

In May 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the net assets acquired of $28.9 was allocated to goodwill. The purchase price allocation for these acquisitions has not been finalized, pending the completion of valuations of customer base intangible assets for both acquisitions. These acquisitions are described in more detail below.

On May 17, 2006, we purchased all of the assets and business operations of Port City Metal Services (“Port City”), located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate whose range and depth of processing capabilities are highly complementary to the capital investments the Company has already made in its Plates and Shapes segment. Port City had sales in excess of $47 million in 2005.

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc Roofing Systems Limited (“Dura-Loc”) for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada and a sales facility located in California. Dura-Loc, which was established in 1984, is one of the leading stone-coated metal roof manufacturers in North America, and Dura-Loc is also the only manufacturer of such products located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. Dura-Loc had sales of $12.8 Canadian dollars (approximately U.S. $11.3) during calendar year 2005.

As a result of the Merger, the results of operations for Metals USA, Inc. are included in the historical results identified for the Predecessor Company for 2005 and the Successor Company beginning December 1, 2005. The results of operations of the 2006 Acquisitions are included in the Company’s consolidated results of operations beginning May 1, 2006 (Port City) and May 13, 2006 (Dura-Loc).

The following unaudited pro forma information presents ( i ) the Predecessor’s consolidated results of operations for the three and nine months ended September 30, 2005 as if the Merger and the 2006 Acquisitions had occurred on January 1, 2005 and ( ii ) the Successor’s consolidated results of operations for the three and nine months ended September 30, 2006 as if the 2006 Acquisitions had occurred on January 1, 2006:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues	$477.6	$412.3	$1,388.4	$1,296.2
Net Income	17.3	5.1	33.3	24.9

3. INVENTORIES

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials—
Plates and Shapes	$236.8	$173.6
Flat Rolled and Non-Ferrous	126.9	85.8
Building Products	14.1	24.3

Total raw materials	377.8	283.7

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	31.6	33.0
Building Products	38.9	34.0

Total work-in-process and finished goods	70.5	67.0

Total inventories	$448.3	$350.7

4. OTHER ASSETS

Other assets consist of the following:

	September 30, 2006	December 31, 2005
Customer lists	$15.5	$21.5
Deferred financing costs	8.6	9.4
Deferred debt offering costs	8.0	7.0
Other	1.6	1.6

Total other assets	$33.7	$39.5

The amortization of the customer lists and debt issuance costs, including deferred financing costs and the debt offering costs, are discussed in Note 1.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Accrued salaries and employee benefits	$17.2	$14.6
Accrued taxes, other than income	5.1	4.8
Accrued income taxes payable	6.2	—
Accrued insurance	4.1	4.6
Accrued audit and tax fees	1.6	1.6
Accrued lease terminations	0.4	1.2
Accrued liability to pre-bankruptcy stockholders	—	3.4
Accrued interest	11.6	3.3
Accrued management fees	7.5	8.7
Other	8.0	4.1

Total accrued liabilities	$61.7	$46.3

6. DEBT

Debt consists of the following:

	September 30, 2006	December 31, 2005
ABL facility	$327.5	$191.4
11 1/8% senior secured notes due 2015	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	1.0	1.4

Total debt	609.2	473.5
Less—current portion of debt	0.6	0.6

Total long-term portion of debt	$608.6	$472.9

The weighted average interest rates under all of our credit facilities for the three months ended September 30, 2006 and 2005 were 9.16% and 5.62%, respectively, and for the nine months ended September 30, 2006 and 2005 were 9.21% and 4.76%, respectively.

Senior Secured Asset-Based Revolving Credit Facility—On December 1, 2005, the Successor Company entered into the ABL facility in connection with the Merger.

The ABL facility permits us to borrow on a revolving basis during the period beginning on December 1, 2005 and ending on the sixth anniversary thereof. Substantially all of our subsidiaries are borrowers under the ABL facility. The ABL provides for borrowings, subject to a borrowing base calculation, of up to $450.0, initially comprised of $415.0 of Tranche A Commitments and $35.0 of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect. A permanent reduction of the maximum Tranche A-1 Commitments to $25.0 occurred on June 1, 2006, with a corresponding permanent increase to $425.0 in the Tranche A Commitments, leaving the total ABL facility unchanged. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of September 30, 2006, we had $95.9 of additional borrowing capacity under the ABL facility.

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

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 8.25% and 5.37% as of September 30, 2006.

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

The ABL facility contains customary representations, warranties and covenants as a precondition to lending, which includes a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by the Company.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Notes that would provide the holders of the Notes with the right to demand immediate repayment. We are in compliance with all covenants as of September 30, 2006.

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

Costs related to the establishment of the ABL facility were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.6 as of September 30, 2006, are included in other long-term assets.

11 1/8% Senior Secured Notes Due 2015—On November 30, 2005, Flag Acquisition sold an aggregate principal amount of our 11 1/8% Senior Secured Notes Due 2015 (the “Notes”). The Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Notes will mature on December 1, 2015. We may redeem some or all of the Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Notes, we will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger described in Note 2, Metals USA, Inc. assumed the obligations of Flag Acquisition including the Notes. All domestic operating subsidiaries of Metals USA, Inc, have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA, Inc.’s obligations under the Notes and Indenture Agreement dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $24.5 as of September 30, 2006 (which is net of the $25.0 dividend paid to Metals USA Holdings on May 24, 2006). Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income or reduced by an amount equal to 100% of Consolidated Net Loss. Condensed consolidating financial statements for Metals USA Holdings and its direct and indirect subsidiaries, all of which are wholly owned, are not presented as Metals USA Holdings has no significant independent assets or operations.

The indebtedness evidenced by the Notes and the guarantees will rank: equally with all of our and the Guarantors’ existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the

ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Notes and the guarantees on a first-priority lien basis with respect to our and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Notes will also be effectively junior to the liabilities of the non-guarantor subsidiaries.

The Notes contain representations, warranties and covenants that are customary for debt instruments, including limitations on our or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We are in compliance with all covenants as of September 30, 2006.

On August 7, 2006, we commenced an exchange offer to exchange the privately placed Notes for substantially identical Notes registered under the Securities Act of 1933. The exchange offer was completed on September 5, 2006.

Costs related to the establishment of the Notes were capitalized and are being charged to interest expense over the life of the Notes. Unamortized issuance costs of $8.0 as of September 30, 2006, are included in other long-term assets.

Industrial Revenue Bond—The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 3.88% at September 30, 2006. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We are in compliance with all covenants as of September 30, 2006.

7. STOCKHOLDER’S EQUITY

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at December 31, 2005 and are owned by Metals USA Holdings.

Immediately prior to the effective time of the Merger, all outstanding shares of Metals USA, Inc. common stock were cancelled in exchange for a cash payment of $22.00 per share of common stock. As a result of the Merger described in Note 2, all of the issued and outstanding capital stock of Metals USA, Inc. is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 11 for further information on Related Party transactions.

Cash Dividend— On May 23, 2006, Flag Intermediate declared a $25 million dividend payable to its parent company, Metals USA Holdings. The dividend was paid on May 24, 2006. Concurrently, on May 23, 2006, Metals USA Holdings declared a $25 million dividend to its stockholders of record as of that date. The dividend was paid on May 24, 2006.

8. STOCK-BASED COMPENSATION

The Successor Company has no stock-based compensation arrangements of its own, but its direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA, Inc. As a result of the options and restricted stock awards being issued to employees and directors of the Successor Company, the Successor Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statement of operations. A total of $0.3 and $1.0 was recorded as stock-based employee compensation during the three months and nine months ended September 30, 2006. This compensation expense is based on the adoption of SFAS No. 123-Revised 2004 “Share-Based Payment” (“SFAS 123(R)”), by Metals USA Holdings effective January 1, 2006. The total income tax benefit recognized in the Company’s income statement for stock-based compensation arrangements was $0.1 and $0.3 during the three months and nine months ended September 30, 2006.

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options will vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value price of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Tranche A options and Tranche B options are described in further detail below.

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

Tranche A Options

The fair value of option awards are estimated on the date of grant using a black-scholes option valuation model. Estimates of expected long-term volatilities are based on the historical volatilities of four comparable companies’ publicly traded stock, with financial characteristics similar to Metals USA Holdings, for a period that approximates the expected term of the options being valued. The historical volatilities of comparable companies were used because Metals USA Holdings’ stock is not publicly traded, and it has no historical volatility data. The volatilities were calculated by averaging the four companies’ historical volatilities over the expected term of the options through the date of the option grant. Because the Company did not have sufficient historical exercise data on which to estimate future experience, we used the simplified measure to establish the expected term of the options, which is a term equal to the average of the vesting term and the contractual term. A forfeiture rate of five percent was established based on management’s expectations. The risk-free rate for periods within the expected term of the option is based on the daily U.S. Treasury securities at 7-year constant maturity rate.

The following is a summary of stock option activity for Tranche A:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Exercise Price per Share	Number of Shares
Balance, January 1, 2006				380,760
Granted to directors	$5.82	$8.22	$8.22	200,000
Granted to employees	$6.27	$8.89	$8.89	20,395
Exercised	—	—	—	—
Canceled or expired	$5.82	$8.22	$8.22	(3,400)

Balance, September 30, 2006				597,755

Exercisable as of:
September 30, 2006				—

A summary of the status of the Company’s nonvested shares as of September 30, 2006 is presented below:

	Weighted Average Grant- Date Fair Value per Share	Number of Shares
Nonvested at January 1, 2006		380,760
Granted to directors	$5.82	200,000
Granted to employees	$6.27	20,395
Vested
Exercised	—	—
Canceled or expired	$5.82	(3,400)

Nonvested at September 30, 2006		597,755

Exercisable as of:
September 30, 2006		—

The weighted-average grant-date fair value of Tranche A options granted during the nine months ended September 30, 2006 was $5.87 based on the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3—4.6%
Expected life of options (in years)	6.5

As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 4.3 years.

Tranche B Options

Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, and have a term of ten years from the date of grant. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant.

The performance condition of the Tranche B options is satisfied when the Investor Internal Rate of Return (“IRR”) on the funds managed by Apollo with respect to its investment in us equals or exceeds 25% prior to the eighth anniversary.

The fair value of the Tranche B options was estimated on the date of grant using the same option valuation model used for the Tranche A options. As of September 30, 2006 management could not predict the probability as to when or if the performance condition will be satisfied. If the performance condition is satisfied, the options will vest immediately at the date of satisfaction and all related expense will concurrently be recognized.

The input assumptions used to determine the fair value of the Tranche B options were essentially the same as those used to value the Tranche A options discussed above, except that the expected term was established at 8 years. The risk-free rate for periods within expected term of the option is based on daily U.S. Treasury securities at 10-year constant maturity rate.

The following is a summary of stock option activity for Tranche B:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Exercise Price per Share	Number of Shares
Balance, January 1, 2006				380,761
Granted to directors	—	—	—	—
Granted to employees	$6.80	$8.89	$8.89	20,395
Exercised	—	—	—	—
Canceled or expired	$6.80	$8.22	$8.22	(3,400)

Balance, September 30, 2006				397,756

Exercisable as of:
September 30, 2006				—

A summary of the status of the Company’s nonvested shares as of September 30, 2006 is presented below:

	Weighted Average Grant-Date Fair Value per Share	Number of Shares
Nonvested at January 1, 2006		380,761
Granted to directors	—	—
Granted to employees	$6.80	20,395
Vested
Exercised	—	—
Canceled or expired	6.80	(3,400)

Nonvested at September 30, 2006		397,756

Exercisable as of:
September 30, 2006		—

The weighted-average grant-date fair value of Tranche B options granted during the nine months ended September 30, 2006 was $6.80, based on the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	4.7%
Expected life of options (in years)	8.0

As of September 30, 2006 there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche B options, which will be amortized over a remaining period of 7.2 years.

In addition to the Tranche A and Tranche B options discussed above, 18,800 options were granted at the effective time of the Merger. These options were fully vested as of the grant date and exercisable on or before March 30, 2006, with an exercise price of $10.00 per share. These options were exercised on March 17, 2006.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Successor Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the board of directors.

Prior to the adoption of SFAS 123R on January 1, 2006, deferred compensation (a component of stockholders’ equity) was established for the fair value of restricted shares granted. As a result, deferred compensation is shown as a reduction to the Successor Company’s stockholders’ equity in the accompanying consolidated balance sheet at December 31, 2005. Upon adoption of SFAS No. 123R on January 1, 2006, deferred compensation was reversed and reclassified to additional paid-in capital. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period.

The adoption of SFAS 123R required the Company to estimate pre-vesting forfeitures due to service or performance conditions not being met. The cumulative effect adjustment related to the amount of compensation cost related to outstanding awards that are not expected to vest based on historical forfeiture rates was not material.

For the three months ended September 30, 2006, no shares were granted. For the nine months ended September 30, 2006, 3,600 shares were granted. Total unrecognized compensation cost related to nonvested restricted stock was $0.1 at September 30, 2006, which will be amortized over a remaining period of 1.2 years.

9. SEGMENT AND RELATED INFORMATION

Effective with the third quarter of 2006, we have changed the name of our Flat Rolled Group to Flat Rolled and Non-Ferrous Group. We believe this name change better describes the business currently conducted at the locations within that reportable segment, which has progressively grown to a higher percentage of non-ferrous metals as compared to carbon flat rolled steel.

The following table shows summarized financial information concerning our reportable segments. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	As of and for the Three Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Successor Company
2006:
Net sales	$228.4	$202.7	$50.7	$(4.2)	$477.6
Operating income (loss)	30.7	15.9	3.9	(7.6)	42.9
Capital expenditures	3.0	0.6	0.4	0.1	4.1
Depreciation and amortization(1)	1.5	0.9	0.4	2.2	5.0
Predecessor Company
2005:
Net sales	$167.8	$182.3	$51.3	$(5.3)	$396.1
Operating income (loss)	14.2	6.2	5.4	(5.8)	20.0
Capital expenditures	3.5	0.9	0.4	0.1	4.9
Depreciation and amortization	0.4	0.1	0.2	0.3	1.0

	As of and for the Nine Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Successor Company
2006:
Net sales	$646.5	$583.8	$150.2	$(15.1)	$1,365.4
Operating income (loss)	75.0	32.7	10.2	(22.9)	95.0
Total assets	415.5	231.8	112.9	225.5	985.7
Capital expenditures	5.9	2.4	2.5	0.3	11.1
Depreciation and amortization(1)	4.0	2.8	0.9	6.5	14.2
Predecessor Company
2005:
Net sales	$516.1	$600.4	$150.4	$(16.4)	$1,250.5
Operating income (loss)	50.2	28.0	15.4	(15.9)	77.7
Total assets	240.8	123.3	95.9	155.9	615.9
Capital expenditures	8.0	2.0	2.6	0.7	13.3
Depreciation and amortization	1.2	0.3	0.4	0.9	2.8

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

10. COMMITMENTS AND CONTINGENCIES

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

11. RELATED PARTY TRANSACTIONS

Upon completion of the Merger, we and Metals USA Holdings entered into a management agreement with Apollo pursuant to which Apollo or its affiliates provide us with management services. Pursuant to such agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee. As a result, deferred management fees of $8.6 were recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three months and nine months ended September 30, 2006, amortization of deferred management fees were $0.3 and $0.9, respectively, with $0.2 and $0.5, respectively, recorded as an administrative expense and $0.1 and $0.4, respectively, recorded as interest expense.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. As a result of the acquisition of Port City on May 17, 2006 discussed in Note 2, Apollo was paid a fee of $0.4.

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

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
As of September 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$—	$7.9	$3.5	$0.4	$—	$11.8
Accounts receivable	—	—	229.0	1.7	—	230.7
Inventories	—	—	447.2	1.1	—	448.3
Deferred income tax asset	—	16.2	—	—	—	16.2
Prepaid expenses and other	—	8.5	4.0	0.1	—	12.6

Total current assets	—	32.6	683.7	3.3	—	719.6
Property and equipment, net	—	2.6	187.6	2.6	—	192.8
Goodwill	—	10.7	23.2	5.7	—	39.6
Investment in subsidiaries, net	141.8	254.3	—	—	(396.1)	—
Other assets, net	—	33.3	0.4	—	—	33.7

Total assets	$141.8	$333.5	$894.9	$11.6	$(396.1)	$985.7

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$1.0	$90.2	$0.7	$—	$91.9
Accrued liabilities	—	36.0	25.4	0.3	—	61.7
Current portion of long-term debt	—	0.5	0.1	—	—	0.6

Total current liabilities	—	37.5	115.7	1.0	—	154.2
Long-term debt, less current portion	—	602.5	6.1	—	—	608.6
Deferred income tax liability	—	60.0	—	—	—	60.0
Intercompany payable (receivable)	—	(518.0)	471.8	46.2	—	—
Other long-term liabilities	—	9.7	10.3	1.1	—	21.1

Total liabilities	—	191.7	603.9	48.3	—	843.9

Commitments and contingencies Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2006	—	—	—	—	—	—
Additional paid-in capital	117.8	117.8	149.8	20.1	(287.7)	117.8
Retained earnings	24.0	24.0	141.2	(56.8)	(108.4)	24.0

Total stockholder’s equity	141.8	141.8	291.0	(36.7)	(396.1)	141.8

Total liabilities and stockholder’s equity	$141.8	$333.5	$894.9	$11.6	$(396.1)	$985.7

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
For the Three Months Ended September 30, 2006
NET SALES	$—	$—	$474.3	$3.3	$—	$477.6
OPERATING COSTS AND EXPENSES:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	351.7	2.5	—	354.2
Operating and delivery	—	0.2	45.6	0.2	—	46.0
Selling, general and administrative	—	0.8	28.9	0.2	—	29.9
Depreciation and amortization	—	1.9	2.7	—	—	4.6

Operating income (loss)	—	(2.9)	45.4	0.4	—	42.9
EQUITY IN EARNINGS OF SUBSIDIARIES	(17.3)	(27.0)	—	—	44.3	—
OTHER (INCOME) EXPENSE:
Interest expense	—	14.6	0.1	—	—	14.7
Intercompany charges	—	(19.0)	19.0	—	—	—
Loss (gain) on securitized receivables	—	—	—	—	—	—
Other (income) expense, net	—	—	(0.3)	—	—	(0.3)

INCOME (LOSS) BEFORE INCOME TAXES	17.3	28.5	26.6	0.4	(44.3)	28.5
Provision for income taxes	—	11.2	—	—	—	11.2

NET INCOME (LOSS)	$17.3	$17.3	$26.6	$0.4	$(44.3)	$17.3

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
For the Nine Months Ended September 30, 2006
NET SALES	$—	$—	$1,360.5	$4.9	$—	$1,365.4
OPERATING COSTS AND EXPENSES:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,035.0	3.6	—	1,038.6
Operating and delivery	—	0.2	130.6	0.4	—	131.2
Selling, general and administrative	—	2.5	84.4	0.3	—	87.2
Depreciation and amortization	—	6.0	7.4	—	—	13.4

Operating income (loss)	—	(8.7)	103.1	0.6	—	95.0
EQUITY IN EARNINGS OF SUBSIDIARIES	(33.3)	(53.4)	—	—	86.7	—
OTHER (INCOME) EXPENSE:
Interest expense	—	39.4	0.2	—	—	39.6
Intercompany charges	—	(50.6)	50.6	—	—	—
Loss (gain) on securitized receivables	—	—	—	—	—	—
Other (income) expense, net	—	—	(0.5)	—	—	(0.5)

INCOME (LOSS) BEFORE INCOME TAXES	33.3	55.9	52.8	0.6	(86.7)	55.9
Provision for income taxes	—	22.6	—	—	—	22.6

NET INCOME (LOSS)	$33.3	$33.3	$52.8	$0.6	$(86.7)	$33.3

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
For the Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33.3	$33.3	$52.8	$0.6	$(86.7)	$33.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(33.3)	(53.4)	—	—	86.7	—
Provision for bad debts, net of recoveries	—	—	3.8	—	—	3.8
Depreciation and amortization	—	6.0	8.2	—	—	14.2
Amortization of deferred financing costs	—	1.9	—	—	—	1.9
Deferred income taxes	—	(8.7)	—	—	—	(8.7)
Non-cash stock-based compensation	—	1.0	—	—	—	1.0
Changes in operating assets and liabilities, net of acquisitions—
Accounts receivable	—	—	(53.2)	(0.5)	—	(53.7)
Inventories	—	—	(92.3)	0.1	—	(92.2)
Prepaid expenses and other	—	10.6	2.2	—	—	12.8
Accounts payable and accrued liabilities	—	21.4	8.4	—	—	29.8
Income taxes payable	—	6.2	—	—	—	6.2
Other operating, net	—	0.5	(0.1)	—	—	0.4

Net cash provided by (used in) operating activities	—	18.8	(70.2)	0.2	—	(51.2)

	Flag Intermediate Holdings, Inc.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	—	—	(11.1)	—	—	(11.1)
Acquisition costs, net of cash acquired		(45.7)	—			(45.7)
Dividends received	25.0	—	—	—	(25.0)	—

Net cash provided by (used in) investing activities	25.0	(45.7)	(11.1)	—	(25.0)	(56.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on the ABL	—	136.1	—	—	—	136.1
(Repayments) on long-term debt	—	—	(0.4)	—	—	(0.4)
Deferred financing costs and other	—	(2.2)	—	—	—	(2.2)
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)
Net change in intercompany balances	—	(125.4)	116.5	8.9	—	—

Net cash provided by (used) in financing activities	(25.0)	(16.5)	116.1	8.9	25.0	108.5

NET INCREASE (DECREASE) IN CASH	—	(43.4)	34.8	9.1	—	0.5
Cash, beginning of period	—	5.7	5.6	—	—	11.3

CASH, END OF PERIOD	$—	$(37.7)	$40.4	$9.1	$—	$11.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in the prospectus to our Form S-4 Registration Statement, dated August 4, 2006, for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Approximately 91% of our operating income (excluding Corporate) is derived from our metals service center and processing activities that are segmented into two groups, Plates and Shapes and Flat Rolled and Non-Ferrous. The remaining 9% of our operating income (excluding Corporate) is derived from our Building Products Group, which manufactures and sells products primarily related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Our Building Products Group customers are primarily contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

Merger with Flag Acquisition

On November 30, 2005, Flag Acquisition, then a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, Inc., with Metals USA, Inc. being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Inc., Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of Metals USA, Inc.’s issued and outstanding capital stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in Metals USA, Inc., conducts no operations and is a guarantor of both the ABL facility and the Notes. Immediately prior to the closing date of the Merger, all outstanding shares of Metals USA, Inc. common stock were cancelled in exchange for a cash payment of $22.00 per share. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Although the Merger has not affected our operations, it has significantly affected our results of operations as reported in our financial statements. As a result of the Merger, the fair values of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. The fair values of deferred taxes and long-term liabilities were increased by $64.8 million and $3.1 million, respectively. Our intangible assets (customer lists) will be amortized over five years using an accelerated amortization method which approximates their useful life and economic value to us. Total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies.

As a result of the items discussed below, operating income is not comparable for the periods listed below. Operating income includes charges which affect comparability between periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	(in millions)
Charges Included in Operating Income:
Inventory purchase adjustments (1)	$—	$—	$10.8	$—
Stock-based compensation expense (2)	0.3	—	1.0	—
Additional depreciation as a result of increasing property and equipment to fair value (3)	1.2	—	3.6	—
Amortization of customer lists (4)	2.0	—	6.0	—
Management fees (5)	0.3	—	0.9	—

(1)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase adjustment of $14.9 million was recorded as of December 1, 2005. A total of $4.1 million of that amount was charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(2)	SFAS 123 (R) was adopted in January 2006 by Metals USA Holdings Corp., the parent of Flag Intermediate. These amounts represent the stock-based compensation expense pushed down from Metals USA Holdings Corp in 2006.
(3)	As a result of purchase accounting and revaluing our long-lived assets by $118.6 million, depreciation on a quarterly basis was increased by $1.2 million.
(4)	As a result of purchase accounting and recording our customer lists at a fair value of $22.2 million, amortization on a quarterly basis was increased by $2.0 million.
(5)	Includes accrued expenses related to the management agreement with Apollo.

Recent Acquisitions

On May 17, 2006, we purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, which includes a $5.0 million contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate. Port City has experienced very strong sales growth over the past few years with sales in excess of $47 million in 2005. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group, and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City operates out of a 486,000 square foot facility and has over 110 full-time employees. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers, and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from service centers and we believe we will gain immediate benefits by consolidating its metal needs into our overall purchasing process. We also expect to realize immediate benefits by selling Port City’s high-value-added products through our sales force and to our existing customer base. We believe Port City is an important strategic addition to the south-central region of our Plates and Shapes Group.

On May 12, 2006, Metals USA, Inc. purchased all of the assets and operations of Dura-Loc for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada and a sales facility located in California. Dura-Loc, which was established in 1984, is one of the leading stone-coated metal roof manufacturers in North America, and Dura-Loc is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. Dura-Loc had sales of only $12.8 million Canadian dollars (or approximately U.S. $11.3 million) during calendar year 2005 utilizing only one product crew. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. We have also determined that by transforming Dura-Loc’s production processes to our methodologies, we can reduce Dura-Loc’s cost of production, further improving the benefits of the purchase. We believe the addition of Dura-Loc to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Overview of Results

Net sales -We derive the net sales of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services as specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods primarily to general contractors who are generally engaged in the residential remodeling industry.

Cost of sales - Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups follow the normal industry practice which classifies within cost of sales the underlying commodity cost of metal purchased in mill form, and the cost of inbound freight charges, together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled and Non-Ferrous Groups. Cost of sales with respect to our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Operating and delivery expense - Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Selling, general and administrative expenses - Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services and costs not directly associated with the processing, manufacturing, operating or delivery costs of our products. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Depreciation and amortization - Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales.

Inventories - Our inventories are stated at the lower of cost or market and accounted for using a variety of methods including specific identification, average cost and the FIFO method of accounting. Rising steel prices result in inventory holding gains, and declining prices result in inventory holding losses. Investors are cautioned that our historical inventory gain and loss experience is not necessarily a reliable indicator of our future inventory gains and losses.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

Accounts Receivable - We recognize revenue generally as product is shipped (risk of loss for our products passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. The ABL facility requires a lockbox arrangement, which in the absence of default, is controlled by Metals USA, Inc. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Inventories. Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the FIFO method of accounting. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results — Three Months Ended September 30, 2006 Compared to September 30, 2005

	2006	%		2005	%
	(In millions, except percentages)
Net sales	$477.6	100.0%		$396.1	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	354.2	74.2%		311.5	78.6%
Operating and delivery	46.0	9.6%		38.1	9.6%
Selling, general and administrative	29.9	6.3%		25.6	6.5%
Depreciation and amortization	4.6	1.0%		0.9	0.2%

Operating income	42.9	9.0%		20.0	5.0%
Interest expense	14.7	3.1%		2.4	0.6%
Other (income) expense, net	(0.3)	(0.1	) %	—	—

Income before income taxes	$28.5	6.0%		$17.6	4.4%

Net sales. Net sales increased $81.5 million, or 20.6%, from $396.1 million for the three months ended September 30, 2005 to $477.6 million for the three months ended September 30, 2006. The 2006 Acquisitions accounted for $18.9 million of the increase. The remaining increase of $62.6 million was primarily attributable to a 15.4% increase in average realized prices and by a 3.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, offset by a net sales decrease for our Building Products Group of $4.0 million.

Cost of sales. Cost of sales increased $42.7 million, or 13.7%, from $311.5 million for the three months ended September 30, 2005, to $354.2 million for the three months ended September 30, 2006. The 2006 Acquisitions accounted for $10.1 million of the increase. The remaining increase of $32.6 million was primarily attributable to a 9.2% increase in the average cost per ton in addition to a 3.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 78.6% in 2005 to 74.2% in the same period in 2006.

Operating and delivery. Operating and delivery expenses increased $7.9 million, or 20.7%, from $38.1 million for the three months ended September 30, 2005 to $46.0 million for the three months ended September 30, 2006. The 2006 Acquisitions accounted for $3.9 million of the increase. The remaining increase of $4.0 million was primarily due to higher variable costs associated with increased shipments and higher freight costs due to rising fuel prices. As a percentage of net sales, operating and delivery expenses remained at a level of 9.6% for the three months ended September 30, 2005 and 2006.

Selling, general and administrative. Selling, general and administrative expenses increased $4.3 million, or 16.8%, from $25.6 million for the three months ended September 30, 2005 to $29.9 million for the three months ended September 30, 2006. The 2006 Acquisitions accounted for $1.0 million of the increase. The remaining increase of $3.3 million was primarily due to higher salaries and incentive compensation, $1.1 million of personnel and advertising related costs to improve Building Products Group’s sales and service and expand its presence on a national basis, an increase in bad debt expense of $0.3 million, an increase of $0.3 million related to management fees, and an additional $0.3 million in stock-based compensation expense due to the adoption of SFAS 123(R). As a percentage of net sales, selling, general and administrative expenses decreased from 6.5% for the three months ended September 30, 2005 to 6.3% for the three months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization expense increased $3.7 million, from $0.9 million for the three months ended September 30, 2005 to $4.6 million for the three months ended September 30, 2006. The 2006 Acquisitions accounted for $0.3 million of the increase. Of the remaining increase of $3.4 million, $3.2 million resulted from the revaluation of our long-lived assets as a result of the Merger and $0.2 million was due to capital investments in facilities and equipment placed in service throughout 2005 and the first three quarters of 2006.

Operating income. Operating income increased $22.9 million, from $20.0 million for the three months ended September 30, 2005 to $42.9 million for the three months ended September 30, 2006. The 2006 Acquisitions accounted for $3.6 million of the increase. The remaining increase in operating income resulted from increased volumes and an increase in average realized prices that exceeded the increase average costs per ton, offset partially by higher operating and delivery and selling, general and administrative costs. As a percentage of net sales, operating income increased from 5.0% for the three months ended September 30, 2005 to 9.0% for the three months ended September 30, 2006.

Interest expense. Interest expense increased $12.3 million, from $2.4 million for the three months ended September 30, 2005 to $14.7 million for the three months ended September 30, 2006. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. Our capital structure was significantly different between the two periods due to the Merger that occurred on November 30, 2005. The 2006 Acquisitions and the $25 million dividend to stockholders paid on May 24, 2006 were financed from our ABL facility. At September 30, 2005, our debt consisted of a revolving credit agreement with an outstanding balance of $125.2 million and other debt totaling $7.3 million. At September 30, 2006, our debt consisted of $275.0 million in outstanding 11 1/8% Senior Secured Notes, $327.5 million in outstanding advances under our ABL facility, and $6.7 million in other debt.

Consolidated Results — Nine Months Ended September 30, 2006 Compared to September 30, 2005

	2006	%	2005	%
	(In millions, except percentages)
Net sales	$1,365.4	100.0%	$1,250.5	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,038.6	76.1%	981.9	78.5%
Operating and delivery	131.2	9.6%	113.8	9.1%
Selling, general and administrative	87.2	6.4%	74.6	6.0%
Depreciation and amortization	13.4	1.0%	2.5	0.2%

Operating income	95.0	7.0%	77.7	6.2%
Interest expense	39.6	2.9%	8.8	0.7%
Other (income) expense, net	(0.5)	—	(0.2)	—

Income before income taxes	$55.9	4.1%	$69.1	5.5%

Net sales. Net sales increased $114.9 million, or 9.2%, from $1,250.5 million for the nine months ended September 30, 2005 to $1,365.4 million for the nine months ended September 30, 2006. The 2006 Acquisitions accounted for $30.5 million of the increase. The remaining increase of $84.4 million in sales was primarily attributable to a 3.6% increase in average realized prices and a 4.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups offset by a net sales decrease for our Building Products group of $5.1 million.

Cost of sales. Cost of sales increased $56.7 million, or 5.8%, from $981.9 million for the nine months ended September 30, 2005, to $1,038.6 million for the nine months ended September 30, 2006. The 2006 Acquisitions accounted for $16.5 million of the increase and $10.8 million of the increase related to inventory purchase accounting. The remaining increase in cost of sales was primarily attributable to a 0.6% increase in the average cost per ton in addition to a 4.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 78.5% in 2005 to 76.1% for the same period in 2006.

Operating and delivery. Operating and delivery expenses increased $17.4 million, or 15.3%, from $113.8 million for the nine months ended September 30, 2005 to $131.2 million for the nine months ended September 30, 2006. The 2006 Acquisitions accounted for $6.2 million of the increase. The remaining increase of $11.2 million was primarily due to higher labor costs and higher freight costs due to rising fuel prices and higher volumes. As a percentage of net sales, operating and delivery expenses increased from 9.1% for the nine months ended September 30, 2005 to 9.6% for the nine months ended September 30, 2006.

Selling, general and administrative. Selling, general and administrative expenses increased $12.6 million, or 16.9%, from $74.6 million for the nine months ended September 30, 2005 to $87.2 million for the nine months ended September 30, 2006. The 2006 Acquisitions accounted for $1.8 million of the increase. The remaining increase of $10.8 million was due to higher salaries and incentive compensation, $4.0 million of personnel and advertising-related costs to improve the Building Products Group’s sales and service and expand its presence on a national basis, an increase in bad debt expense of $1.4 million of which $1.8 million related to our Flat Rolled and Non-Ferrous Group, an increase of $0.9 million related to management fees and an increase of $1.0 million in stock-based compensation expense due to the adoption of SFAS 123(R). As a percentage of net sales, selling, general and administrative expenses increased from 6.0% for the nine months ended September 30, 2005 to 6.4% for the nine months ended September 30, 2006. This percentage increase was primarily due to a larger growth in selling, general and administrative expenses as compared to net sales growth.

Depreciation and amortization. Depreciation and amortization increased $10.9 million, from $2.5 million for the nine months ended September 30, 2005 to $13.4 million for the nine months ended September 30, 2006. Of this increase, $9.6 million resulted from the revaluation of our long-lived assets as a result of the Merger, $0.8 million was due to capital investments in facilities and equipment placed in service throughout 2005 and the first three quarters of 2006, and $0.5 million was due to increased depreciation related to the 2006 Acquisitions.

Operating income. Operating income increased $17.3 million, from $77.7 million for the nine months ended September 30, 2005 to $95.0 million for the nine months ended September 30, 2006. This increase included $5.5 million of operating income from the 2006 Acquisitions. The remaining increase in operating income resulted from increased volumes and an increase in average realized prices that exceeded the increase average costs per ton, partially offset by higher operating and delivery and selling, general and administrative costs. As a percentage of net sales, operating income increased from 6.2% for the nine months ended September 30, 2005 to 7.0% for the nine months ended September 30, 2006.

Interest expense. Interest expense increased $30.8 million, or 350.0% from $8.8 million for the nine months ended September 30, 2005 to $39.6 million for the nine months ended September 30, 2006. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. Our capital structure was significantly different between the two periods due to the Merger that occurred on November 30, 2005, the 2006 Acquisitions financed from our availability on our ABL facility and the $25 million dividend to stockholders paid on May 24, 2006. At September 30, 2005, our debt consisted of a revolving credit agreement with an outstanding balance of $125.2 million and other debt totaling $7.3 million. At September 30, 2006, our debt consisted of $275.0 million in outstanding 11 1/8% Senior Secured Notes, $327.5 million in outstanding advances under our ABL facility, and $6.7 million in other debt.

Segment Results — Three Months Ended September 30, 2006 Compared to September 30, 2005

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2006:
Plates and Shapes	$228.4	$197.7	$30.7	$3.2	216
Flat Rolled and Non-Ferrous	202.7	186.8	15.9	0.6	165
Building Products	50.7	46.8	3.9	0.6	—
Corporate and other	(4.2)	3.4	(7.6)	—	(4)

Total	$477.6	$434.7	$42.9	$4.4	377

2005:
Plates and Shapes	$167.8	$153.6	$14.2	$3.5	189
Flat Rolled and Non-Ferrous	182.3	176.1	6.2	0.9	173
Building Products	51.3	45.9	5.4	0.5	—
Corporate and other	(5.3)	0.5	(5.8)	0.1	(6)

Total	$396.1	$376.1	$20.0	$5.0	356

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $60.6 million, or 36.1%, from $167.8 million for the three months ended September 30, 2005 to $228.4 million for the three months ended September 30, 2006. The 2006 Acquisition of Port City accounted for $15.5 million of the increase. The remaining increase of $45.1 million was primarily due to a 15.9% increase in the average sales price per ton and a 9.5% increase in shipments for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Operating costs and expenses increased $44.1 million, or 28.7%, from $153.6 million for the three months ended September 30, 2005 to $197.7 million for the three months ended September 30, 2006. The 2006 Acquisition of Port City accounted for $12.3 million of the increase. The remaining increase of $31.8 million was primarily attributable to increased shipments of 9.5% and increased raw material cost per ton of 10.5%. Operating costs and expenses as a percentage of net sales decreased from 91.5% for the three months ended September 30, 2005 to 86.6% for the three months ended September 30, 2006.

Operating income increased by $16.5 million, from $14.2 million for the three months ended September 30, 2005 to $30.7 million for the three months ended September 30, 2006. The 2006 Acquisition of Port City accounted for $3.2 million of the increase. The remaining increase was attributable to significantly higher volumes and higher selling prices. Operating income as a percentage of net sales increased from 8.5% for the three months ended September 30, 2005 to 13.4% for the three months ended September 30, 2006.

Flat Rolled and Non-Ferrous. Net sales increased $20.4 million, or 11.2%, from $182.3 million for the three months ended September 30, 2005 to $202.7 million for the three months ended September 30, 2006. This increase was primarily due to a 16.6% increase in average sales price per ton, partially offset by a 4.6% decrease in shipments for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Although prices have generally improved through the first three quarters of 2006, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 41.7% of the segment’s sales product mix for the third quarter of 2006, compared to 34.2% for the third quarter of 2005.

Operating costs and expenses increased $10.7 million, or 6.1%, from $176.1 million for the three months ended September 30, 2005 to $186.8 million for the three months ended September 30, 2006. This increase was attributable to an increase in the cost of raw materials of 10.4%, offset by a decrease in volumes of 4.6%, in addition to an increase in bad debt expense of $0.5 million. Operating costs and expenses as a percentage of net sales, decreased from 96.6% for the three months ended September 30, 2005 to 92.1% for the three months ended September 30, 2006.

Operating income increased by $9.7 million, from $6.2 million for the three months ended September 30, 2005 to $15.9 million for the three months ended September 30, 2006. This increase was attributable to an increase in average realized prices, offset somewhat by higher raw material costs, combined with our decision to reduce volume to maintain our level of profitability. This increase was offset partially by an increase in bad debt expense of $1.8 million. Operating income as a percentage of net sales increased from 3.4% for the three months ended September 30, 2005 to 7.8% for the three months ended September 30, 2006.

Building Products. Net sales decreased $0.6 million, or 1.2%, from $51.3 million for the three months ended September 30, 2005 to $50.7 million for the three months ended September 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $3.4 million of sales during the period. The remaining net sales decreased $4.0 million primarily due to Florida markets that have returned to normal volumes following a 2005 surge in post hurricane damage remediation.

Operating costs and expenses increased $0.9 million, or 1.9%, from $45.9 million for the three months ended September 30, 2005 to $46.8 million for the three months ended September 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $3.0 million of increased costs. Additionally, costs increased by $1.1 million related to personnel and advertising costs to improve Building Products Group’s sales and service and expand its presence on a national basis. The remaining operating costs and expenses decreased by $3.2 million, primarily due to lower sales volume. Operating costs and expenses as a percentage of net sales increased from 89.5% for the three months ended September 30, 2005 to 92.3% for the three months ended September 30, 2006.

Operating income decreased by $1.5 million, from $5.4 million for the three months ended September 30, 2005 to $3.9 million for the three months ended September 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $0.4 million of operating income. Operating income as a percentage of net sales decreased from 10.5% for the three months ended September 30, 2005 to 7.7% for the three months ended September 30, 2006 primarily as a result of the additional cost to improve Building Products Group’s sales and services and expand its presence on a national basis.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $1.8 million, from $5.8 million for the three months ended September 30, 2005 to $7.6 million for the three months ended September 30, 2006. This increase was primarily attributable to $2.0 million of amortization related to intangible assets (customer lists) recorded in 2005 as a result of the Merger.

Segment Results — Nine Months Ended September 30, 2006 Compared to September 30, 2005

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2006:
Plates and Shapes	$646.5	$571.5	$75.0	$6.3	642
Flat Rolled and Non-Ferrous	583.8	551.1	32.7	2.3	525
Building Products	150.2	140.0	10.2	2.5	—
Corporate and other	(15.1)	7.8	(22.9)	0.3	(15)

Total	$1,365.4	$1,270.4	$95.0	$11.4	1,152

2005:
Plates and Shapes	$516.1	$465.9	$50.2	$8.0	553
Flat Rolled and Non-Ferrous	600.4	572.4	28.0	2.0	554
Building Products	150.4	135.0	15.4	2.7	—
Corporate and other	(16.4)	(0.5)	(15.9)	0.7	(18)

Total	$1,250.5	$1,172.8	$77.7	$13.4	1,089

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $130.4 million, or 25.3%, from $516.1 million for the nine months ended September 30, 2005 to $646.5 million for the nine months ended September 30, 2006. The 2006 Acquisition of Port City accounted for $25.6 million of the increase. The remaining increase of $104.8 million was primarily due to a 6.1% increase in the average sales price per ton and a 13.4% increase in shipments for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Operating costs and expenses increased $105.6 million, or 22.6%, from $465.9 million for the nine months ended September 30, 2005 to $571.5 million for the nine months ended September 30, 2006. The 2006 Acquisition of Port City accounted for $20.7 million of the increase. The remaining increase of $84.9 million was primarily attributable to the higher volumes of 13.4%, higher cost of raw materials of 4.5%, and additional costs of $6.1 million related to purchase accounting. Operating costs and expenses as a percentage of net sales decreased from 90.3% for the nine months ended September 30, 2005 to 88.4% for the nine months ended September 30, 2006.

Operating income increased by $24.8 million, from $50.2 million for the nine months ended September 30, 2005 to $75.0 million for the nine months ended September 30, 2006. The 2006 Acquisition of Port City accounted for $4.9 million of the increase. Operating income as a percentage of net sales increased from 9.7% for the nine months ended September 30, 2005 to 11.6% for the nine months ended September 30, 2006.

Flat Rolled and Non-Ferrous. Net sales decreased $16.6 million, or 2.8%, from $600.4 million for the nine months ended September 30, 2005 to $583.8 million for the nine months ended September 30, 2006. This decrease was primarily due to a 5.2% decrease in shipments, partially offset by a 2.6% increase in the average sales price per ton. Although prices were generally improving throughout the first three quarters of 2006, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 38.4% of the segment’s sales product mix for the first nine months of 2006, compared to 31.7% for the first nine months of 2005.

Operating costs and expenses decreased $21.3 million, or 3.7%, from $572.4 million for the nine months ended September 30, 2005 to $551.1 million for the nine months ended September 30, 2006. This decrease was attributable to a decrease in the cost of raw materials of 0.4% and a decrease in volumes of 5.2%, offset by a $4.0 million cost related to purchase accounting and an increase in bad debt expense of $1.8 million. Operating costs and expenses as a percentage of net sales decreased from 95.3% for the nine months ended September 30, 2005 to 94.4% for the nine months ended September 30, 2006.

Operating income increased by $4.7 million, from $28.0 million for the nine months ended September 30, 2005 to $32.7 million for the nine months ended September 30, 2006. This increase was primarily attributable to larger margins due to an increase in the average selling price per ton. Operating income as a percentage of net sales increased from 4.7% for the nine months ended September 30, 2005 to 5.6% for the nine months ended September 30, 2006.

Building Products. Net sales decreased $0.2 million, or 0.1%, from $150.4 million for the nine months ended September 30, 2005 to $150.2 million for the nine months ended September 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $4.9 million of sales during the period. The remaining net sales decreased $5.1 million primarily due to Florida markets that have returned to normal volumes following a 2005 surge in post hurricane damage remediation.

Operating costs and expenses increased $5.0 million, or 3.7%, from $135.0 million for the nine months ended September 30, 2005 to $140.0 million for the nine months ended September 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $4.3 million of increased costs. The remaining increase of 0.7 million is attributable to a $3.3 million cost related to purchase accounting and increased costs of $4.0 million related to personnel and advertising costs to improve Building Products Group’s sales and service and expand its presence on a national basis, offset by a decrease in cost of sales due to reduced volumes, and increased margins. Operating costs and expenses as a percentage of net sales increased from 89.8% for the nine months ended September 30, 2005 to 93.2% for the nine months ended September 30, 2006 for the reasons discussed above.

Operating income decreased by $5.2 million, from $15.4 million for the nine months ended September 30, 2005 to $10.2 million for the nine months ended September 30, 2006. The 2006 Acquisition of Dura-Loc accounted for $0.6 million of operating income. The remaining decrease of $5.8 million is primarily due to the $3.3 million cost related to inventory purchase accounting, the additional costs to improve Building Products Group’s sales and services and expand its presence on a national basis, in addition to lower volumes. Operating income as a percentage of net sales decreased from 10.2% for the nine months ended September 30, 2005 to 6.8% for the nine months ended September 30, 2006.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $7.0 million, from $15.9 million for the nine months ended September 30, 2005 to $22.9 million for the nine months ended September 30, 2006. This increase was primarily attributable to $6.0 million of amortization related to intangible assets (customer lists) recorded in 2005 as a result of the Merger and to increased professional fees and employee benefit costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the ABL facility and our cash flow from operations. At September 30, 2006, our borrowing availability was $95.9 million and we had available cash of $11.8 million. Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 81.1% at September 30, 2006, compared to 78.2% at December 31, 2005. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below. At October 30, 2006, we had $337.0 million drawn and borrowing availability of $95.3 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment. Conversely, when metal prices fall, our gross profit and working capital tend to decrease. Our working capital (current assets less current liabilities) increased from $453.3 million at December 31, 2005 to $565.4 million at September 30, 2006.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access the ABL facility as much to cover the cash flow cycle. We believe our cash flow from operations, supplemented with the cash available under the ABL facility will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added businesses that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future acquisitions.

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Consolidated Statements of Cash Flows which are set forth under Item 1 - “Financial Statements.”

During the nine months ended September 30, 2006, net cash used in operating activities was $51.2 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $45.5 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $97.7 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by decreases in prepaid expenses, accounts payable and accrued liabilities. During the nine months ended September 30, 2005, net cash provided by operating activities was $151.1 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $50.4 million, plus changes in operating assets and liabilities that resulted in a cash inflow of $100.7 million for the period, an amount that was primarily attributable to reductions in inventories, partially offset by increases in accounts receivable.

Net cash used in investing activities was $56.8 million for the nine months ended September 30, 2006, and consisted of $11.1 million of purchases of assets and the $45.7 million for the purchase of Port City and Dura-Loc. These purchases were strategic acquisitions in our Plates and Shapes and Building products segments. For the nine months ended September 30, 2006, the most significant internal capital projects included the expansion of our non-ferrous Germantown, Wisconsin facility and the installation of new processing equipment in our New Orleans facility. Net cash used in investing activities was $13.2 million for the nine months ended September 30, 2005 and consisted of $13.3 million of purchases of assets, offset by proceeds from sales of assets of $0.1 million. For the nine months ended September 30, 2005, the most significant capital projects included an expansion of our Greensboro, N.C., facility and the installation of laser plate cutting capabilities in our New Orleans facility.

Net cash provided by financing activities was $108.5 million for the nine months ended September 30, 2006 and consisted primarily of net borrowings on the ABL facility of $136.1 million, offset by the $25.0 million payment of a cash dividend. Net cash used in financing activities was $138.1 million for the nine months ended September 30, 2005 and consisted primarily of net payments on the revolving credit facility of $127.8 million and $10.3 million of payments on other long-term debt.

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

As of September 30, 2006, we had eligible collateral of $495.5 million, $327.5 million in outstanding advances, $18.6 million in open letters of credit and $95.9 million in additional borrowing capacity.

We used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Dura-Loc, respectively. Accordingly, our interest expense has increased due to the increased borrowings under the ABL facility.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under such agreement. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by our, the other borrowers’ and the guarantors’ accounts, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all of our, the other borrowers’ and the guarantors’ other assets, subject to certain exceptions and permitted liens.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 8.25% and 5.37%, respectively, at September 30, 2006.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or

ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Notes that would provide the holders of the Notes with the right to demand immediate repayment.

The Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of Notes, after deducting discounts and estimated expenses of the offering. Interest on the Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

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

On August 7, 2006, we commenced an exchange offer to exchange the privately placed Notes for substantially identical Notes registered under the Securities Act of 1933. The exchange offer was completed on September 5, 2006.

As of September 30, 2006, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Notes contain restrictions as to the payment of dividends. As of September 30, 2006, under the most restrictive of these covenants the maximum amount of dividends that could be paid was $24.5 million.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Covenant compliance

Our Fixed Charge Coverage Ratio (“FCCR”) as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of September 30, 2006, this FCCR was 1.52 as compared to a required FCCR of 1.00. As of September 30, 2006, we had $95.9 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net income	$17.3	$11.2	$33.3	$42.8
Depreciation and amortization (1)	5.0	1.0	14.2	2.8
Interest expense	14.7	2.4	39.6	8.8
Provision (benefit) for income taxes	11.2	6.4	22.6	26.3
Other (income) expense	(0.3)	—	(0.5)	(0.2)

EBITDA	47.9	21.0	109.2	80.5
Covenant defined adjustments:
Inventory purchase adjustments (2)	—	—	10.8	—
Stock options and grant expense (3)	0.3	—	1.0	—
Management fees (4)	0.3	—	0.9	—

Adjusted EBITDA	$48.5	$21.0	$121.9	$80.5

Fixed charge coverage ratio(5)	1.52	N/A	1.52	N/A

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	This amount represents the FCCR, as defined by the ABL facility, which is not applicable for the Predecessor Company which operated under a different revolving credit facility, or for the period from May 9, 2005 (date of inception) to December 31, 2005, of the Successor Company because the FCCR is based on a rolling four quarter period.

Commitments and Contingencies

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. There have been no material changes in our contractual obligations as of and for the nine months ended September 30, 2006, except for borrowings on our ABL facility (which are disclosed separately herein) and entering into arms-length lease agreements for two facilities which were part of our 2006 Acquisitions of Port City and Dura-Loc during the second quarter of 2006.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the impact, if any, of applying the guidance provided in FIN 48.

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not anticipate the adoption to have a material effect on the Company’s previously issued financial statements.

Industry Trends

Since 2000, there has been significant consolidation among the major domestic steel producers. The top three steel producers now control over 60% of the domestic flat rolled steel market, up significantly since 2000, which has created a pricing environment characterized by a more disciplined approach to production and pricing. The domestic suppliers have largely exited their non-core metals service functions to focus on reducing production costs and driving efficiencies from their core metals production activities. Increasingly, metals service centers like us have continued to capture a greater portion of these key functions once served by the major metals producers.

In 2004, increased demand for steel in China, shortages of raw materials such as coking coal, iron ore and oil, increased demand for scrap, the weak U.S. dollar and increased freight rates all contributed to significant increases in processing of domestic metal of all types, particularly steel. Further, improved economic conditions in Europe, Asia, and North America contributed to a higher level of demand for steel. During most of 2004, supplies of many products were constrained, which also lead to significant price increases.

In early 2005, the three iron ore suppliers controlling about 80% of the world merchant ore market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented, and resulted in cost increases for the European and other large integrated steel mills throughout the world. Raw material and base metal prices increased during 2006, which led to relatively high steel prices for the first nine months of 2006. The outlook for the fourth quarter is for pricing to stabilize as the current level of supply on hand has increased, with service centers approaching the time of year when shipments are normally slower. The timing of the effect that further price increases will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause metal prices to decline.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility. The ABL facility was subject to variable interest rates as of September 30, 2006. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the ABL facility were $327.5 million as of September 30, 2006. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $3.3 million. At September 29, 2006, our notes were traded at approximately 109% of face value.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in the prospectus to our Registration Statement on Form S-4 dated August 4, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 3, 2006, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 3, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: November 3, 2006	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: November 3, 2006	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer