Form 10-K
period 2006-12-31
Flag Intermediate Holdings CORP; METALS USA INC
filed 2007-03-12
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 333-132918

FLAG INTERMEDIATE HOLDINGS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 1100 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Commission File Number 1-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 1100 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 965-0990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Flag Intermediate Holdings Corporation is a wholly-owned subsidiary of Metals USA Holdings Corporation, and there is no market for the Registrant’s common stock. As of March 3, 2007, 100 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2007;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions;

•	our ability to compete effectively for market share with industry participants;

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

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow; and

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K, including in Item 1A, “Risk Factors,” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as otherwise required by applicable law.

PART I

Item 1. Business

Overview

Metals USA, Inc. was incorporated in Delaware on July 3, 1996, and began operations upon completion of an initial public offering on July 11, 1997. On November 14, 2001, our predecessor company filed for voluntary protection from its creditors under Chapter 11 of the United States Bankruptcy laws. We emerged from bankruptcy as a public company on October 31, 2002.

On May 18, 2005, Metals USA Holdings Corporation (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an agreement and plan of merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo Management V L.P., (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”). Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Flag Intermediate and its wholly owned subsidiary, Metals USA, are referred to collectively herein as the “Company” or “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

As one of the largest metal service center businesses in the United States, we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals and manufactured metal components. We are an important intermediary between primary metal producers that produce and sell large volumes of metals in a limited number of sizes and configurations and end-users, such as contractors and original equipment manufacturers, or OEMs, which often require smaller quantities of more customized products delivered on a just-in-time basis. We earn a margin over the cost of metal based upon value-added processing enhancements, which adds stability to our financial results and significantly reduces our earnings volatility relative to metal producers. In addition to our metal service center activities, we have a building products business, which supplies a range of manufactured products to the residential remodeling industry. In May 2006, we completed two acquisitions (the “2006 Acquisitions”) to bolster the market position and organic growth of our service center and building products businesses and have an active pipeline of additional acquisition targets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.” We serve more than 18,500 customers annually from 77 operating locations throughout the United States and Canada. Our business is primarily divided into three operating groups: Plates and Shapes Group; Flat Rolled and Non-Ferrous Group; and Building Products Group.

Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers as well as offering inventory management and just-in-time delivery services. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor, warehouse space and other expenses. The customers of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, as well as machinery and equipment manufacturers. Our Building Products Group manufactures high-value finished building products for distributors and contractors engaged in the residential remodeling industry.

Segment Information

Each of our product groups is led by an experienced executive and is supported by a professional staff in finance, purchasing and sales and marketing. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. For additional industry segment information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 12 to our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

Metal Processing/Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Overview. Companies operating in the metals industry can generally be characterized as primary metals producers, metals processors/service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metals processors/service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirement met by value-added metals processors/service centers like us.

Metals service centers function as key intermediaries between the primary metals producers that produce and sell larger volumes of metals in a limited number of sizes and configurations and end-users, such as contractors and OEMs, that require smaller quantities of more customized products delivered on a just-in-time basis. End-users incorporate processed metals into finished products, in some cases with little further modification.

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 89% of our 2006 net sales and the substantial majority of our 2006 operating income.

Plates and Shapes Group. We believe we are one of the largest distributors of metal plates and shapes in the United States. We sell products such as wide-flange beams, plate, tubing, angles, bars and other structural shapes in a number of alloy grades and sizes. A substantial number of our products undergo additional processing prior to being delivered to our customers, such as blasting and painting, tee-splitting, cambering/leveling, cutting, sawing, punching, drilling, beveling, surface grinding, bending, shearing and cutting-to-length. We sell the majority of our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes and require just-in-time delivery. The customers of our Plates and Shapes Group are primarily in the fabrication, construction, machinery and equipment, transportation and energy industries. We serve our customers, who generally operate in a limited geographic region, from 22 metal service centers located primarily in the southern and eastern half of the United States. Each metal service center is located in close proximity to our metal suppliers and our customers. In May 2006, we completed the acquisition of all of the assets and operations of Port City Metal Services (“Port City”), a high value-added plates facility located in Tulsa, Oklahoma, that bolsters our presence in the construction and oil-field services sector. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.”

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group sells a number of products, including carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes. As relatively few end-user customers can handle carbon steel in the form generally shipped by steel mills (sizes less than a quarter of an inch in thickness in continuous coils that typically weigh 40,000 to 60,000 pounds), substantially all of the materials, as well as the non-ferrous materials sold by our Flat Rolled and Non-Ferrous Group, undergo value-added processing prior to delivery to the customer. We provide a broad range of value-added processing services including precision blanking, slitting, shearing, cutting-to-length, punching, bending and leveling. Our customers are in the electrical manufacturing, fabrication, furniture, appliance manufacturing, machinery and equipment and transportation industries and include many larger customers who value the high quality products that we provide together with our customer service and reliability. A number of our large customers purchase through pricing arrangements or contractual agreements. We serve our customers from 12 metal service centers in the midwestern and southern regions of the United States. Each metals service center is located in close proximity to our metal suppliers and our customers.

Industry Overview. The metals service center industry is highly fragmented, with as many as 5,000 participants throughout North America, generating in excess of $115 billion in net sales in 2006. The industry includes both general line distributors that handle a wide range of metal products and specialty distributors that specialize in particular categories of metal products. We are a general line distributor. Metals service centers accounted for approximately one quarter or more of U.S. steel shipment in 2006 based on volume, a market share which has been relatively constant for the last 15 years.

We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals service centers. During the past two decades, primary metals producers have been focusing on their core competency of high-volume production of a limited number of standardized metal products. As primary metals producers have consolidated, they increasingly have required service centers and processors to perform value-added services for end-customers. As a result, most end-users cannot obtain processed products directly from primary metals producers and therefore over 300,000 OEMs, contractors and fabricators nationwide rely on service centers. End-users have also recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production costs by shifting the responsibility of pre-production processing to service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

Value-added service centers, including ourselves, have also benefited from growing customer demand for inventory management and just-in-time delivery services. These supply-chain services, which are normally not provided by primary metals producers, enable end-users to reduce input costs, decrease capital required for inventory and equipment and save time, labor and other expenses. Some value-added service centers, including us, have installed electronic data interchange between their computer systems and those of their customers to facilitate order entry, inventory management, just-in-time delivery and billing.

In addition, manufacturers appear to be reducing their operating costs by limiting the number of suppliers with which they do business, often eliminating suppliers offering limited ranges of products and services. Customers increasingly seek larger suppliers capable of providing sophisticated processing services, such as marine coatings and precision laser cutting. These trends have placed small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities, or they may be unwilling to invest in equipment. As a result, smaller metals service centers are finding it increasingly difficult to compete with larger service centers.

The industry has been consolidating due to economies of scale and other advantages that the larger metals service centers enjoy. According to industry sources, the number of metal processor and service center locations in the U.S. has been reduced significantly. We believe the larger and better capitalized companies, like us, enjoy significant advantages over smaller companies in areas such as obtaining higher discounts associated with volume purchases, the ability to service customers with operations in multiple locations and the use of more sophisticated information systems. As a result, we were able to identify significant synergies from the service center acquisition we completed in May 2006 and we expect to be able to do the same in future acquisitions.

Products and Services. We purchase our raw materials in anticipation of projected customer requirements based on interaction with and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise length, width, shape and surface quality specified by our customers. Our value-added processes include:

•	Precision blanking—the process in which metal is cut into precise two-dimensional shapes.

•	Flame cutting—the cutting of metals to produce various shapes according to customer-supplied drawings.

•	Laser and plasma cutting—the cutting of metals to produce shapes under strict tolerance requirements.

•	Slitting—the cutting of coiled metals to specified widths along the length of the coil.

•	Blasting and painting—the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer.

•	Plate forming and rolling—the forming and bending of plates to cylindrical or required specifications.

•	Shearing and cutting to length—the cutting of metals into pieces and along the width of a coil to create sheets or plates.

•	Tee-splitting—the cutting of metal beams along the length to form separate pieces.

•	Cambering—the bending of structural shapes to improve load-bearing capabilities.

•	Sawing—the cutting to length of bars, tubular goods and beams.

•	Leveling—the flattening of metals to uniform tolerances for proper machining.

•	Edge trimming—a process that removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

•	Metallurgy—the analysis and testing of the physical and chemical composition of metals.

Our additional capabilities include applications engineering and other value-added processes such as custom machining. Using these capabilities, we use processed metals to manufacture higher-value components.

Once we receive an order, we select the appropriate inventory and schedule it for processing in accordance with the customer’s requirements and specified delivery date. Orders are monitored by our computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material. We record the source of all metal shipped to customers. This enables us to identify the source of any metal which may later be shown to not meet industry standards or that fails during or after manufacture. This capability is important to our customers as it allows them to assign responsibility for non-conforming or defective metal to the mill that produced the metal. Many of the products and services we provide can be ordered and tracked through a web-based electronic network that directly connects our computer system to those of our customers.

We cooperate with our customers and tailor our deliveries to support their needs, which in many instances consist of short lead-times and just-in-time delivery requirements. This is accomplished through our inventory management programs, which permit us to deliver processed metals from a sufficient inventory of raw materials to meet the requirements of our customers, which in many instances results in orders filled within 24-48 hours.

While we ship products throughout the U.S., most of our customers are located within a 250-mile radius of our facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. We transport most of our products directly to our customers either with our own trucks for short-distance and/or multi-stop deliveries or through common or contract trucking companies.

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. A number of our facilities have International Standards Organization, or ISO 9002 certification.

Building Products Group

Overview. The Building Products Group provides diversification to our service center business as both its operations and the end-markets that it serves are significantly different from those of our metal service center business. The Building Products Group manufactures and sells sunrooms, roofing products, awnings and solariums for use in residential applications and large area covered canopies, awnings and covered walkways for use in commercial applications. Approximately 95% of our Building Products Group sales are attributable to the residential remodeling market with the remaining sales attributable to commercial applications. Because our building products business is primarily focused on the residential remodeling market, demand is not directly correlated to housing starts or interest rates, nor are prices generally subject to fluctuations in the demand for or price of metal. Most customers of our Building Products Group are in the home improvement, construction, wholesale trade and building material industries. We generally sell our products through a network of independent distributors and home improvement contractors. We believe we are one of only a few suppliers with national scale across our market segments. We operate through 18 manufacturing locations and 25 sales and distribution facilities throughout the southern and western regions of the United States and Canada. In May 2006, we completed the acquisition of all of the assets and operations of Dura-Loc Roofing Systems Limited (“Dura-Loc”), a metal roofing manufacturer and distributor with a manufacturing facility located near Toronto, Ontario, Canada that we believe solidifies our position as one of the largest stone-coated metal roofing manufacturers in North America. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.”

Industry Overview. The residential remodeling industry has experienced significant growth over the last ten years and, we believe, is poised for continued growth in the future. The Home Improvement Research Institute estimates that homeowners and rental property owners spend approximately $300 billion annually on remodeling their homes which accounts for over 40% of all residential construction and improvement spending. Over the last decade, the industry has experienced accelerated growth due to a number of different macroeconomic and demographic factors (many of which we expect to continue) including strong existing-home sales, rising disposable incomes, increased rates of home ownership and aging American houses. Existing-home sales impact the remodeling market as owners improve their homes in preparation for sale, and new-home buyers often undertake significant renovations and remodeling projects within the first few months of ownership. The increase in disposable incomes has been a factor in the rise in homeownership to approximately 69% in 2005 from 55% in 1950. The aging of the domestic home supply is also expected to bolster remodeling sales as the average home in the U.S. is now over 30 years old. As Americans continue to improve and upgrade their homes, we believe an increasing number will turn to remodeling as a cost-effective alternative to new housing construction. Among the most popular remodeling projects are backyard living items, such as pool enclosures, lattices and patio covers, as well as sunrooms and roofing, all of which we manufacture and distribute.

According to the Joint Center for Housing Studies of Harvard University, between the rise in interest rates and the slowdown in house price appreciation, sales of existing homes softened in 2006. Existing home sales are an important driver of remodeling activity, with sellers of older properties typically making improvements before putting their homes on the market, and recent buyers typically making changes to customize their new homes to their tastes.

While signs of a construction cutback have been appearing since early 2006, direct evidence of a remodeling slowdown is only now emerging. Retail sales at building and supply dealers have weakened slightly after adjusting for inflation in product price. These businesses sell home products and supplies to do-it-yourself and buy-it-yourself homeowners, as well as directly to professional general contractors and the trades.

The timing of the downturn in remodeling indicators is consistent with past cycles. Key measures of improvement activity typically lag those of new construction by about six months and are less volatile. The Joint Center for Housing Studies projects a nearly 45 percent increase in homeowner spending between 2005 and 2015. As a result, spending on maintenance and improvements to both owner-occupied and rental stock is likely to make up a larger share of overall residential investment. In fact, with growth moderating on the construction side, the remodeling share of total spending in the residential sector is expected to reach a new high of 47 percent.

Sources of Supply

In recent years, steel, aluminum, copper and other metals production in the U.S. has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead times for, some products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow us to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease becomes effective. Our purchasing decisions are based on our forecast of the availability of metal products, ordering lead times and pricing, as well as our prediction of customer demand for specific products.

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., U.S. Steel, AK Steel, Gerdau Ameristeel, Mittal Steel USA, Alcoa Inc., Bayou Steel, Chaparral Steel, Arcelor-Mittal, Aleris, SDI and IPSCO Steel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been and we believe will continue to be our principal source of raw material.

Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers. Since most metals are shipped free-on-board and the transportation of metals is a significant cost factor, we generally seek to purchase metals, to the extent possible, from the nearest mill.

Ferrous metal producers have been undergoing rapid consolidation over the past four years. U.S. Steel, Nucor Corp. and Mittal Steel USA have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by creating a more disciplined approach to production and pricing.

Sales and Marketing; Customers

We employ a sales force consisting of inside and outside salespeople. Inside salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our outside sales force is primarily responsible for identifying potential customers and calling on them to explain our services. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.

Our sales and marketing focus is on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of our inventory management, value-added processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, direct mail and participation in manufacturers’ trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our outside salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations.

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 3% of our net sales in each of the last three years. Less than 4% of our sales are to the automotive industry and we do not sell directly to the “Big Three” automobile manufacturers. Our ten largest customers represented less than 11% of our net sales in 2006.

Competition

We are engaged in a highly fragmented and competitive industry. Competition is based on reliability, service, quality, timeliness, geographic proximity and price. We compete with a large number of other metals processors/service centers on a national, regional and local basis, some of which may have greater financial resources. We also compete to a much lesser extent with primary metals producers, who typically sell directly to very large customers requiring regular shipments of large volumes of metals. Numerous smaller metals processors/service centers compete with us locally.

Historically, we believe that we have been able to compete effectively because of our high levels of service, broad-based inventory, knowledgeable and trained sales force, integrated computer systems, modern equipment, number of locations, geographic dispersion, operational economies of scale and combined purchasing volume. Furthermore, we believe our liquidity and overall financial position affords us a good platform with which to compete with our peers in the industry.

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials we use in our operations include general commercial lubricants and cleaning solvents. Among the more significant regulated activities that occur at some of our facilities are: the accumulation of scrap metal, which is sold for recycling; the generation of plant trash and other solid wastes and wastewaters, such as water from burning tables operated at some of our facilities, which wastes are disposed of in accordance with the Federal Water Pollution Control Act and the Resource Conservation and Recovery Act using third-party commercial waste handlers; the storage, handling, and use of lubricating and cutting oils and small quantities of maintenance-related products and chemicals, the health hazards of which are communicated to employees pursuant to Occupational Safety and Health Act-prescribed hazard communication efforts and the disposal or recycling of which are performed pursuant to the Resource Conservation and Recovery Act.

Generally speaking, our facilities’ operations do not involve the types of emissions of air pollutants, discharges of pollutants to land or surface water, or treatment, storage, or disposal of hazardous waste which would ordinarily require federal or state environmental permits. Some of our facilities possess authorizations for air emissions from paints and coatings, hazardous materials permits under local fire codes or ordinances for the storage and use of small quantities of combustible materials such as oils or paints, and state or local permits for on-site septic systems. Our cost of obtaining and complying with such permits has not been and is not anticipated to be material. Our operations are such that environmental regulations typically have not required us to make significant capital expenditures for environmental compliance activities, and ongoing operational costs relating to environmental compliance are limited.

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites listed on the CERCLA National

Priority List. CERCLA establishes joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups have not been material. We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

Management Information Systems

Both the Plates and Shapes Group and Flat Rolled and Non-Ferrous Group service centers use a system marketed and distributed specifically for the service center industry. During 2003, we completed a similar common-platform initiative in the Building Products Group. Some of our subsidiaries currently use electronic data interchange, through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of our subsidiaries also use computer-aided drafting systems to directly interface with computer-controlled metals processing equipment, resulting in more efficient use of material and time.

We believe investment in uniform management information systems and computer-aided manufacturing technology permits us to respond quickly and proactively to our customers’ needs and service expectations. These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

We employ approximately 2,900 persons. As of December 31, 2006, approximately 290 of our employees (10%) at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. Our relationship with these unions generally has been satisfactory. Within the last five years, a single work stoppage occurred at one facility, which involved approximately 30 employees and lasted approximately 30 days. We are currently a party to nine collective bargaining agreements which expire at various times, including six of which will expire in 2007 (which covers approximately 7% of our employees). Collective bargaining agreements for all of our union employees expire in each of the next three years. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2007.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.

See “Risk Factors—A failure to retain our key employees could adversely affect our business” and “Risk Factors—Adverse developments in our relationship with our unionized employees could adversely affect our business.”

Vehicles

We operate a fleet of owned or leased trucks and trailers, as well as forklifts and support vehicles. We believe these vehicles are generally well maintained and adequate for our current operations.

Risk Management and Insurance

The primary risks in our operations are bodily injury, property damage and vehicle liability. We maintain general and vehicle liability insurance and liability insurance for bodily injury and property damage and workers’ compensation coverage, which we consider sufficient to protect us against a catastrophic loss due to claims associated with these risks.

Safety

Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace. We currently have a number of safety programs in place, which include regular weekly or monthly field safety meetings and training sessions to teach proper safe work procedures. We have developed a comprehensive “best practices” safety program which has been implemented throughout our operations to ensure that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety. We have experienced improvements in our safety record in each of the past three years. Furthermore, our annual bonus plan for our Chief Executive Officer, officers and managers are tied directly in part to our safety record.

Financial Information about Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 12 to our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

Patents, Trademarks and Other Intellectual Property Rights

We own several U.S. patents, trademarks, service marks and copyrights. Certain of the trademarks and patents are registered with the U.S. Patent and Trademark Office, and, in some cases, with trademark offices of foreign countries. We consider other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees and implementing security measures to restrict access to such information. We believe that our safeguards provide adequate protection to our proprietary rights. While we consider all of our intellectual property to be important, we do not consider any single intellectual property right to be essential to our operations as a whole.

Seasonal Aspects, Renegotiation and Backlog

There is a slight decrease in our business during the winter months because of inclement weather conditions and the impact on the construction industry. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government. Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our business.

Foreign Operations

We do not derive any material revenue from foreign countries and do not have any material long-term assets or customer relationships outside of the U.S. We have no material foreign operations or subsidiaries.

Research and Development

We do not incur material expenses in research and development activities but do participate in various research and development programs. We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, http://www.metalsusa.com., as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., One Riverway, Suite 1100, Houston, Texas 77056.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider the risk factors set forth below, as well as other information contained in this document, when evaluating your investments in our securities. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our business, financial condition and results of operations are heavily impacted by varying metals prices.

Metal costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, adversely affect our net sales, operating margin and net income. Our service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers, which we base on information derived from customers, market conditions, historic usage and industry research. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition or results of operations.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities as we did at the end of 2004. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results could be negatively affected during economic downturns because the demand for our products is cyclical.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. Therefore, any significant downturn in one or more of the markets that we serve, one or more of the end-markets that our customers serve or in economic condition in general could result in a reduction in demand for our products and could have a material adverse effect on our business, financial condition or results of operations. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers. As a result of the depressed economic conditions and reduction in construction in the northeastern United States in the years 2000 through the middle of 2002, our customers in such geographic areas had lower demand for our products. Concurrent reduced demand in a number of these markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition or results of operations.

Our customers sell their products abroad and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include further increased prices of steel, enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations, including the weak U.S. dollar, or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been and is expected to continue to be adversely affected if consumer confidence falls since the results of that group depend on a strong residential remodeling industry, which in turn has been partially driven by relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers. Termination of one or more of our relationships with any of these suppliers could have a material adverse effect on our business, financial condition or results of operations because we may be unable to obtain metal from other sources in a timely manner or at all.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2006, the top two metals producers represent a significant portion of our total metal purchasing cost. Termination of one or more of our relationships with either of these suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain metal from other sources in a timely manner.

In addition, the domestic metals production industry has experienced consolidation in recent years. As of December 31, 2006, the top three metals producers together control over 60% of the domestic flat rolled steel market. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition or results of operations. Consolidation could also result in price increases for the metal that we purchase. Such price increases could have a material adverse effect on our business, financial condition or results of operations if we were not able to pass these price increases on to our customers.

Intense competition among many competitors could adversely affect our profitability.

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added metals processor/service centers on a regional and local basis, some of which may have greater financial resources than us. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipment of large volumes of metals. One competitive factor, particularly in the ferrous Flat Rolled business, is price. We may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition or results of operations.

A failure to retain our key employees could adversely affect our business.

We are dependent on the services of our President and Chief Executive Officer, Mr. C. Lourenço Gonçalves, and other members of our senior management team to remain competitive in our industry. There is a risk that we will not be able to retain or replace these key employees. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. Other than a life insurance policy maintained by us on Mr. Gonçalves, for which we are the beneficiary, we do not maintain any life insurance policies for our key employees. The loss of any member of our senior management team could have a material adverse effect on our business, financial condition or results of operations.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. Any failure to retain a sufficient number of such employees in the future could have a material adverse effect on our business, financial condition or results of operations.

We are subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters and personal injury matters. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or reputation.

Environmental cost could decrease our net cash flow and adversely affect our profitability.

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” National Priority List. See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for cleanup without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs in defense of such claims.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2006, approximately 290 of our employees (10%) at various sites are members of unions. We are currently a party to nine collective bargaining agreements with such unions, which expire at various times, including six of which will expire in 2007 (which cover approximately 7% of our employees). Collective bargaining agreements for all of our union employees expire in each of the next three years. However, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition or results of operations. See “Business—Employees” for a discussion of our previous negotiations of collective bargaining agreements.

Metals USA’s predecessor company emerged from Chapter 11 Reorganization in 2002 and may not be able to achieve profitability on a consistent basis.

Metals USA’s predecessor company sought protection under Chapter 11 of the Bankruptcy Code in November 2001. Metals USA’s predecessor company incurred operating losses of $2.6 million and $390.5 million during the ten-month period ended October 31, 2002 and the fiscal year ended December 31, 2001, respectively. Approximately $386.1 million of the 2001 net loss was attributable to write-downs associated with the carrying value of our predecessor company’s goodwill and property and equipment to their estimated recoverable values. Metals USA incurred an operating loss of $0.9 million for the two-month period ended

December 31, 2002. The predecessor company’s equity ownership, board of directors and a portion of its senior management were replaced in connection with the reorganization. We may not be able to sustain profitability or achieve growth in our operating performance.

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of fresh start accounting in 2002 and purchase accounting in connection with the Merger and the 2006 Acquisitions.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2006. The Merger and the 2006 Acquisitions were accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values. This new basis of accounting began on November 30, 2005. Allocations are subject to valuations as of the closing date of the Merger. In addition, the 2006 Acquisitions are, and we expect future acquisitions will be, also accounted for using purchase accounting and therefore similar limitations regarding comparability of historical and subsequent results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses, including the recent acquisitions, are included in our financial statements only from the date of the acquisitions. As a result, amounts presented in the consolidated financial statements and footnotes may not be comparable with those of prior periods.

In addition, as a result of our emergence from bankruptcy on October 31, 2002, we were subject to “Fresh-Start Reporting.” Accordingly, our financial information as of any date or for periods after November 1, 2002, is not comparable to our historical financial information before November 1, 2002. This is primarily because “Fresh-Start Reporting” required us to reduce the carrying value of the property and equipment we owned at November 1, 2002 to zero. Accordingly, our historical operating results may be of limited use in evaluating our historical performance and comparing it to other periods.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We may not be able to identify suitable acquisition candidates, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.” We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition we may incur debt or issue equity. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could have an adverse effect on our business, financial condition and results of operations, include:

•	potential disruption of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	encountering unknown contingent liabilities which could be material; and

•	increasing the scope, geographic diversity and complexity of our operations.

Our acquisition strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions.

We are controlled by Apollo V and its affiliates, and their interests as equity holders may conflict with yours.

We are an affiliate of, and are controlled by, Apollo V and its affiliates. The interest of Apollo V and its affiliates may not always be aligned with yours. For example, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of our debt if the transactions resulted in our being more highly leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or if we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our debt. In that situation, for example, the holders of our debt might want us to raise additional equity to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Furthermore, Apollo V and its affiliates have no continuing obligation to provide us with debt or equity financing. Additionally, Apollo V and certain of its affiliates are in the business of making investments in businesses engaged in the metals service industry that complement or directly or indirectly compete with certain portions of our business.

Further, if they pursue such acquisitions in the metals service industry, those acquisition opportunities may not be available to us. So long as Apollo V and its affiliates continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our business decisions.

Item 2. Properties

As of December 31, 2006, we operated 22 metals service centers in the Plates and Shapes Group and 12 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated 18 manufacturing locations where we process metals into various building products and 25 sales and distribution centers. During 2004, nine Building Products locations were closed and two locations were merged. During 2005, the operations of two Building Products locations were merged into other operating locations, and one Building Product location converted from processing metal to a sales and distribution center. During 2006, we acquired one location in the Plates and Shapes Group and added four locations in the Building Products Group, two of which were as a result of an acquisition and one of which was subsequently closed. Subsequent to December 31, 2006, we closed two locations—our Greenville, Kentucky facility within the Plates and Shapes Group, and our Chattanooga, Tennessee facility within the Flat Rolled and Non-Ferrous Group. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of our other facilities, and through the use of common carrier for product delivery.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our facilities, sales and distribution centers and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2006

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Leased
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	104,000	Owned
Mid Atlantic Plates and Shapes	Ambridge, Pennsylvania	200,000	Leased
	Canton, Ohio	110,000	Owned
	Greenville, Kentucky(2)	56,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Leetsdale, Pennsylvania	114,000	Leased
	Wilmington, North Carolina	178,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	295,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

Flat Rolled and Non-Ferrous Group:
	Madison, Illinois	100,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Randleman, North Carolina	150,000	Owned

	Location	Square Footage	Owned/ Leased
	Springfield, Ohio	110,000	Owned
	Wooster, Ohio	140,000	Owned
	Chattanooga, Tennessee(2)	60,000	Owned
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Wichita, Kansas	43,000	Leased
	Liberty, Missouri	117,000	Leased
	Northbrook, Illinois	187,000	Owned
	Walker, Michigan	50,000	Owned
Building Products Group:
Service Centers	Phoenix, Arizona	111,000	Leased
	Brea, California	44,000	Leased
	Buena Park, California	168,000	Leased
	Corona, California	38,000	Leased
	Ontario, California	29,000	Leased
	Rancho Cordova, California	41,000	Leased
	Groveland, Florida	247,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	142,000	Owned
	Houston, Texas	155,000	Leased
	Mesquite, Texas	200,000	Leased
	Mesquite, Texas	55,000	Leased
	Kent, Washington	57,000	Leased
	Courtland, Ontario	32,000	Owned
Sales and Distribution Centers	Birmingham, Alabama	12,000	Leased
	Tucson, Arizona	9,000	Leased
	Hayward, California	25,000	Leased
	San Diego, California	9,000	Leased
	Clearwater, Florida	20,000	Leased
	Fort Myers, Florida	18,000	Leased
	Holly Hill, Florida	10,000	Leased
	Jacksonville, Florida	17,000	Leased
	Lakeland, Florida	24,000	Leased
	West Palm Beach, Florida	5,000	Leased
	West Melbourne, Florida	18,000	Leased
	Stone Mountain, Georgia	14,000	Leased
	Louisville, Kentucky	22,000	Leased
	Jackson, Mississippi	25,000	Leased
	Kansas City, Missouri	16,000	Leased
	Overland, Missouri	14,000	Leased
	Greensboro, North Carolina	15,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Harrisburg, Pennsylvania	12,000	Leased
	Memphis, Tennessee	20,000	Leased
	Dallas, Texas	26,000	Leased
	Longview, Texas	15,000	Leased

	Location	Square Footage	Owned/ Leased
	San Antonio, Texas	20,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
Administrative Locations:
Corporate Headquarters	Houston, Texas	13,000	Leased
Building Product Group	Houston, Texas	13,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	This facility is subject to liens with respect to specific debt obligations, including Industrial Revenue Bonds.
(2)	These two locations were closed subsequent to December 31, 2006.

Item 3. Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or reputation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management. Accordingly, the Company’s common stock is not traded on any stock exchange and has no established public trading market.

Dividends

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition, including the 11 1/8 % Senior Secured Notes Due 2015 (the “Metals USA Notes”). All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture Agreement dated November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed as a primary obligor the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings under the indenture governing the Metals USA Notes was $28.7 million as of December 31, 2006. In addition, under the most restrictive covenants of the loan and security agreement governing our Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”), the maximum amount of dividends that could be paid at December 31, 2006 was $48.8 million (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 to the Consolidated Financial Statements). In 2006, Flag Intermediate paid dividends to Metals USA Holdings aggregating $25.0 million. There were no payments for the period from May 9, 2005 (date of inception) to November 30, 2005.

In addition, Flag Intermediate intends to pay dividends to its parent company sufficient to enable Metals USA Holdings to satisfy its obligations arising from its $150.0 million Senior Floating Rate Toggle Notes due 2012 (the “Holdings Notes”) issued in December 2006. During the second quarter of 2007, Flag Intermediate expects to pay Metals USA Holdings a $5.4 million dividend to finance the initial quarterly interest payment due April 15, 2007. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the Holdings Notes or issuing new Holdings Notes (“PIK Interest”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

On May 18, 2005, Flag Intermediate and its indirect wholly-owned subsidiary, Flag Acquisition, entered into an agreement and plan of merger with Metals USA. On November 30, 2005, Flag Acquisition merged with and into Metals USA, with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period May 9, 2005 (date of inception) to November 30, 2005.

We applied purchase accounting on the closing date of the Merger and, as a result, the merger consideration was allocated to the respective values of the assets acquired and liabilities assumed from the Predecessor Company. As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements and footnotes are not comparable with those of the Predecessor Company.

During 2001, the Predecessor Company filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, from which it emerged on October 31, 2002. Upon our emergence from bankruptcy, the Predecessor Company adopted “Fresh-Start Reporting” accounting as contained in AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization under the Bankruptcy Code.”

The consolidated financial statements of the Predecessor Company after October 31, 2002 are not comparable to the consolidated financial statements of the Predecessor Company prior to November 1, 2002. The principal differences relate to the exchange of shares of new common stock for pre-petition liabilities subject to compromise, issuance of warrants in exchange for the extinguished old common stock, adjustments to reflect the fresh-start impact on the carrying value of certain non-current assets and elimination of the retained deficit.

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2004 and for the year then ended, and for the period from January 1, 2005 to November 30, 2005 for the Predecessor Company and as of December 31, 2005 and for the period from May 9, 2005 to December 31, 2005, and as of December 31, 2006 and for the year then ended for the Successor Company have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. The selected historical consolidated financial data as of December 31, 2002 and 2003 and for each of the two years ended December 31, 2003 presented in this table have been derived from our Predecessor Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor Company					Successor Company
	Period From January 1, 2002 thru October 31, 2002(1)	Period From November 1, 2002 thru December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Year Ended December 31, 2006
	(in millions)
Statements of Operations Data:
Net sales	$833.3	$128.7	$963.2	$1,509.8	$1,522.1	$116.9	$1,802.9
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below in Operating expenses)(2)	639.0	98.7	731.6	1,080.1	1,189.3	92.5	1,371.8
Operating expenses(2)(3)	197.1	30.9	215.2	256.0	250.7	23.5	312.1
Asset impairments and integration	(0.2)	—	—	—	—	—	—

Operating income (loss)	(2.6)	(0.9)	16.4	173.7	(82.1)	0.9	119.0
Interest expense	15.8	1.3	5.7	8.4	12.0	4.1	54.1
Other (income) expense, net	(1.1)	0.1	(2.0)	(2.5)	(0.1)	—	(0.5)
Fresh-start/gain on reorganization	(80.9)	—	—	—	—	—	—
Reorganization expenses	28.3	—	—	—	—	—	—

Income (loss) before taxes and discontinued operations	35.3	(2.3)	12.7	167.8	70.2	(3.2)	65.4
Provision (benefit) for taxes	(15.4)	—	5.1	63.3	26.7	(1.2)	25.9

Income (loss) before discontinued operations	50.7	(2.3)	7.6	104.5	43.5	(2.0)	39.5
Discontinued operations, net	0.6	(1.0)	(0.1)	—	—	—	—

Net income (loss)	$51.3	$(3.3)	$7.5	$104.5	$43.5	$(2.0)	$39.5

	Predecessor Company Years Ended December 31,			Successor Company Year Ended December 31,
	2002	2003	2004	2005(4)	2006
	(in millions)
Balance Sheet Data:
Working capital	$318.2	$303.4	$565.0	$453.3	$572.9
Total assets	378.6	407.2	710.0	795.3	981.9
Long-term debt, less current portion	127.4	118.2	266.6	472.9	610.1
Stockholders’ equity (deficit)	189.0	200.6	328.2	132.0	147.6

(1)	On October 31, 2002, we emerged from bankruptcy. As a result of the application of “Fresh-Start Reporting,” our financial information as of any date or for any periods after October 31, 2002 is not comparable to our historical financial information before November 1, 2002.
(2)	For the one-month period ended December 31, 2005, the Successor Company’s operating costs and expenses increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. For the year ended December 31, 2006, the Successor Company’s operating costs and expenses increased by $23.9 million ($10.8 million in the first quarter of 2006 for cost of sales as the inventory was sold and $13.1 million of additional depreciation and amortization over the entire year). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements are not comparable with those of the Predecessor Company.
(3)	We incurred certain non-recurring costs related to the Merger that were charged to the Predecessor Company’s selling, general and administrative expense during the period from January 1, 2005 to November 30, 2005. Such expenses of $15.8 million included $14.6 million paid by us on the closing date of the Merger to holders of 1,081,270 vested-in-the-money options and holders of 45,437 restricted stock grant awards related to the long-term incentive compensation plan of the Predecessor Company. Additionally, we recorded expenses of $0.8 million related to severance costs and $0.4 million for other costs associated with the Merger.
(4)	The Merger was accounted for as a purchase, with the Successor Company applying purchase accounting on the closing date of the Merger. As a result, the merger consideration was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor Company. The fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million, and $22.2 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements. Readers should refer to Item 1.A “Risk Factors” for risk factors that may affect future performance. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Approximately 93% of our operating income (excluding Corporate) is derived from our metals service center activities that are segmented into two groups, Plates and Shapes and Flat Rolled and Non-Ferrous. The remaining 7% of our operating income (excluding Corporate) is derived from our Building Products Group that manufactures and sells products primarily related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Our Building Products Group customers are distributors and contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

Merger with Flag Acquisition

On November 30, 2005, Flag Acquisition, a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in Metals USA, conducts no operations and is a guarantor of both the ABL facility and the Metals USA Notes. Immediately prior to the closing date of the Merger, all outstanding shares of our common stock were cancelled in exchange for a cash payment of $22.00 per share of such common stock. Investment funds associated with Apollo V own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Although the Merger has not affected our operations, it has significantly affected our results of operations as reported in our financial statements. In 2005, we incurred approximately $15.8 million of nonrecurring expenses relating primarily to stock option redemptions, severance packages and the amortization of certain prepaid expenses in connection with the closing of the Merger. As a result of the Merger, in 2006 and in the future, we will experience increased non-cash expenses related to purchase price adjustments and increased interest expense resulting from the larger debt component of our capital structure.

As a result of the Merger, the fair values of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. For the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005, operating costs and expenses were increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. The fair value of deferred taxes and long-term liabilities were increased by $64.8 million and $3.1 million, respectively. Our intangible assets (customer lists) will be amortized over five years using an accelerated amortization method which approximates their useful life and economic value to us. Total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies.

As a result of the items discussed below, operating income is not comparable for the periods listed below. Operating income includes charges which affect comparability between periods as follows:

	Predecessor Company		Successor Company
	Year Ended December 31, 2004	Period from January 1, 2005 to November 30, 2005	Period from May 9, 2005 (date of Inception) to December 31, 2005	Year Ended December 31, 2006
	(in millions)
Charges Included in Operating Income:
Inventory purchase adjustments(1)	$—	$—	$4.1	$10.8
Stock options and grant expense(2)	—	15.0	0.4	1.2
Write-off of prepaid expenses as a result of the Merger(3)	—	0.3	—	—
Facilities closure(4)	5.0	—	—	1.4
Severance costs(5)	—	0.7	—	—
Management fees(6)	—	—	0.1	1.2

(1)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase adjustment of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount was charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(2)	The Predecessor Company paid $14.6 million on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards. Those amounts were recorded as an administrative expense during the period from January 1, 2005 to November 30, 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payments” (“SFAS 123(R)”). In accordance with SFAS 123(R), we recognized $1.2 million of non-cash stock-based compensation expense in 2006.
(3)	These prepaid amounts were written off as a result of the Merger.
(4)	This amount represents $5.0 million of charges in the Building Products Group for the elimination of one layer of management and closure of eleven facilities in 2004. In addition, as a result of ongoing comprehensive review of our business segments, we closed three facilities within the Building Products Group in the fourth quarter of 2006.
(5)	This amount represents severance costs of management personnel that were replaced as part of the Merger.
(6)	Includes accrued expenses related to the management agreement with Apollo.

2006 Acquisitions

On May 17, 2006, we purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, including transaction costs and a $5.0 million contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group, and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City operates out of a 533,000 square foot facility and has approximately 100 full-time employees.

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

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc, with one manufacturing facility located near Toronto, Ontario, Canada and a sales and distribution facility located in California (which was subsequently closed) for approximately $10.4 million Canadian dollars (approximately U.S. $9.4 million). Dura-Loc was established in 1984 and is one of the leading stone-coated metal roof manufacturers in North America. Dura-Loc is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. We have also determined that by transforming Dura-Loc’s production processes to our methodologies, we can reduce Dura-Loc’s cost of production, further improving the benefits of the purchase. We believe the addition of Dura-Loc to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

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

Cost of sales. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups follow the normal industry practice which classifies, within cost of sales, the underlying commodity cost of metal purchased in mill form and the cost of inbound freight charges together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled and Non-Ferrous Groups. Cost of sales with respect to our Building Products Group, includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Operating and delivery expense. Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the distribution and warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers. Amounts included in this caption may not be comparable to similarly titled captions reported by other companies.

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

Industry Trends

Metals Service Centers

Since 2000, there has been significant consolidation among the major domestic metals producers. The top three steel producers now control over 60% of the domestic flat rolled steel market, which has created a metals pricing environment characterized by a more disciplined approach to production and pricing. The domestic suppliers have largely exited their non-core metals service and distribution functions to focus on reducing production costs and driving efficiencies from their core metals production activities. Increasingly, metals service centers like us have continued to capture a greater proportion of these key functions once served by the major metals producers.

In 2004, increased demand for steel in China, shortages of raw materials such as coking coal, iron ore and oil, increased demand for scrap, the weak U.S. dollar and increased freight rates all contributed to significant increases in prices for domestic metal of all types, particularly steel. Further, improved economic conditions in Europe, Asia and North America contributed to a higher level of demand for steel. During most of 2004, supplies of many products were constrained, which also led to price increases.

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented, and resulted in cost increases for the European and other large integrated steel mills throughout the world. 2006 experienced a modest rising price trend with localized periods of supply and demand imbalance. Import volumes grew aggressively during the second half of the year. As a result, for the third time since the domestic mills consolidated, domestic production was scaled back to bring supply and demand back into balance. Fourth quarter pricing, while declining modestly, remained at relatively high levels when compared to pre-consolidation levels. The timing of the effect that further price increases will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

According to the Joint Center for Housing Studies of Harvard University, between the rise in interest rates and the slowdown in house price appreciation, sales of existing homes softened in 2006. Existing home sales are an important driver of remodeling activity, with sellers of older properties typically making improvements before putting their homes on the market, and recent buyers typically making changes to customize their new homes to their tastes. While signs of a construction cutback have been appearing since early 2006, direct evidence of a remodeling slowdown is only now emerging. Retail sales at building and supply dealers have weakened slightly after adjusting for inflation in product price. These businesses sell home products and supplies to do-it-yourself and buy-it-yourself homeowners, as well as directly to professional general contractors and the trades.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and remodeling expenditures due to such factors could significantly reduce the segment’s performance.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Accounts Receivable. We generally recognize revenue as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

Each month we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. The rate of future credit losses may not be similar to past experience.

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

Combined and Consolidated Results of Operations

The following financial information reflects our historical financial statements. The results of operations data for 2005 includes the Predecessor Company results for the period January 1, 2005 through November 30, 2005 and the Successor Company results for the period May 9, 2005 (date of inception) through December 31, 2005. See “Results of Operations—2005 Successor Company and Predecessor Company Results—Combined Non-GAAP” below for information on our combined results for the fiscal year ended December 31, 2005, combining the results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the results for the Predecessor Company from January 1, 2005 to November 30, 2005.

	Fiscal Years Ended December 31,
	2006	%	2005	%	2004	%
	(in millions, except percentages)
Net sales	$1,802.9	100.0%	$1,639.0	100.0%	$1,509.8	100.0%
Cost of sales	1,371.8	76.1%	1,281.8	78.2%	1,080.1	71.5%
Operating and delivery	175.5	9.7%	151.9	9.3%	144.4	9.6%
Selling, general and administrative	115.2	6.4%	117.8	7.2%	109.6	7.3%
Depreciation and amortization	21.4	1.2%	4.5	0.3%	2.0	0.1%

Operating income (loss)	119.0	6.6%	83.0	5.1%	173.7	11.5%
Interest expense	54.1	3.0%	16.1	1.0%	8.4	0.6%
Other (income) expense, net	(0.5)	—	(0.1)	—	(2.5)	(0.2)%

Income before income taxes and discontinued operations	$65.4	3.6%	$67.0	4.1%	$167.8	11.1%

Results of Operations—Year Ended December 31, 2006 Compared to 2005

Net sales. Net sales increased $163.9 million, or 10.0%, from $1,639.0 million for the year ended December 31, 2005 to $1,802.9 million for the year ended December 31, 2006. The 2006 Acquisitions accounted for $48.1 million of the increase. The remaining increase of $115.8 million in sales was primarily attributable to a 5.7% increase in average realized prices and a 3.0% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups offset by a net sales decrease for our Building Products group of $12.3 million (excluding the acquisition of Dura-Loc).

Cost of sales. Cost of sales increased $90.0 million, or 7.0%, from $1,281.8 million for the year ended December 31, 2005, to $1,371.8 million for the year ended December 31, 2006. The 2006 Acquisitions accounted for $25.0 million of the increase and $10.8 million of the increase related to inventory purchase accounting. The remaining increase in cost of sales was primarily attributable to a 3.3% increase in the average cost per ton in addition to a 3.0% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 78.2% in 2005 to 76.1% for 2006.

Operating and delivery. Operating and delivery expenses increased $23.6 million, or 15.5%, from $151.9 million for the year ended December 31, 2005 to $175.5 million for the year ended December 31, 2006. The 2006 Acquisitions accounted for $9.7 million of the increase. The remaining increase of $13.9 million was primarily due to higher labor costs and higher freight costs due to rising fuel prices and, to a lesser extent, higher volumes in our Plates and Shapes Group. As a percentage of net sales, operating and delivery expenses increased from 9.3% for the year ended December 31, 2005 to 9.7% for the year ended December 31, 2006.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.6 million, or 2.2%, from $117.8 million for the year ended December 31, 2005 to $115.2 million for the year ended December 31, 2006. This decrease was primarily due to the acceleration of payment of stock-based compensation during 2005 totaling $14.6 million as a result of the Merger. The 2006 Acquisitions accounted for an increase of

$3.3 million during 2006. Other increases during 2006 were primarily due to higher salaries and incentive compensation, $3.3 million of personnel and advertising-related costs to improve the Building Products Group’s sales and service and expand its presence on a national basis, an increase in bad debt expense of $1.0 million (primarily due to an increase of $1.9 million at our Flat Rolled and Non-Ferrous Group offset by decreases of $0.9 million at our other operating segments), an increase of $1.1 million related to management fees and an increase of $1.2 million in stock-based compensation expense due to the adoption of SFAS 123(R). As a percentage of net sales, selling, general and administrative expenses decreased from 7.2% for the year ended December 31, 2005 to 6.4% for the year ended December 31, 2006.

Depreciation and amortization. Depreciation and amortization increased $16.9 million, from $4.5 million for the year ended December 31, 2005 to $21.4 million for the year ended December 31, 2006. Of this increase, $13.1 million resulted from the revaluation of our long-lived assets as a result of the Merger, $1.9 million was due to increased amortization of customer list intangible assets related to the 2006 Acquisitions, $1.0 million was due to capital investments in facilities and equipment placed in service throughout 2005 and 2006, and $0.9 million was due to increased depreciation related to the 2006 Acquisitions.

Operating income. Operating income increased $36.0 million, from $83.0 million for the year ended December 31, 2005 to $119.0 million for the year ended December 31, 2006. This increase included $7.3 million of operating income from the 2006 Acquisitions. The remaining increase in operating income resulted from increased volumes and an increase in average realized prices that exceeded the increase in average costs per ton, in addition to lower selling, general and administrative expenses, partially offset by higher operating and delivery costs. As a percentage of net sales, operating income increased from 5.1% for the year ended December 31, 2005 to 6.6% for the year ended December 31, 2006.

Interest expense. Interest expense increased $38.0 million, or 236.0% from $16.1 million for the year ended December 31, 2005 to $54.1 million for the year ended December 31, 2006. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. Our borrowings were significantly different between the two periods due to the Merger that occurred on November 30, 2005, the 2006 Acquisitions financed from our availability under our ABL facility and the $25.0 million dividend to paid to stockholders on May 24, 2006.

Results of Operations—Year Ended December 31, 2005 Compared to 2004

Net sales. Net sales increased $129.2 million, or 8.6%, from $1,509.8 million for the twelve months ended December 31, 2004 to $1,639.0 million for the twelve months ended December 31, 2005. The increase in sales was primarily attributable to a 13.6% increase in average realized prices partially offset by a 4.2% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales increased for our Building Products Group by $12.1 million.

Cost of sales. Cost of sales increased $201.7 million, or 18.7%, from $1,080.1 million for the twelve months ended December 31, 2004, to $1,281.8 million for the twelve months December 31, 2005. The increase in cost of sales was primarily attributable to a 25.6% increase in the average cost per ton partially offset by a 4.2% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales increased from 71.5% in 2004 to 78.2% in the same period in 2005. This percentage increase was primarily due to the combination of higher average costs per ton and to a lesser extent a decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups.

Operating and delivery. Operating and delivery expenses increased $7.5 million, or 5.2%, from $144.4 million for the twelve months ended December 31, 2004 to $151.9 million for the twelve months ended December 31, 2005. This increase was primarily due to increased labor and delivery costs. As a percentage of net sales, operating and delivery expenses decreased from 9.6% for the twelve months ended December 31, 2004 to 9.3% for the twelve months ended December 31, 2005. This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups.

Selling, general and administrative. Selling, general and administrative expenses increased $8.2 million, or 7.5%, from $109.6 million for the twelve months ended December 31, 2004 to $117.8 million for the twelve months ended December 31, 2005. This was principally due to the acceleration of payment of stock-based compensation totaling $14.6 million as a result of the Merger. As a percentage of net sales, selling, general and administrative expenses decreased from 7.3% for the twelve months ended December 31, 2004 to 7.2% for the twelve months ended December 31, 2005. This percentage decrease was primarily due to higher average realized sales prices being spread over higher net sales in our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups.

Depreciation and amortization. Depreciation and amortization increased $2.5 million, or 125%, from $2.0 million for the twelve months ended December 31, 2004 to $4.5 million for the twelve months ended December 31, 2005. The revaluation of our long-lived assets to fair value as a result of the Merger caused $1.1 million of the increase. The remaining increase of $1.4 million was primarily due to capital investments in facilities and equipment made during the prior twelve months.

Operating income. Operating income decreased $90.7 million, or 52.2%, from $173.7 million for the twelve months ended December 31, 2004 to $83.0 million for the twelve months ended December 31, 2005. This decrease was due primarily to an increase in the cost of raw materials and, to a lesser extent, a one-time cost of $14.6 million associated with the acceleration of payment of stock-based compensation and $5.2 million of additional costs related to purchase accounting.

Interest expense. Interest expense increased $7.7 million, or 91.7%, from $8.4 million for the twelve months ended December 31, 2004 to $16.1 million for the twelve months ended December 31, 2005. This increase was primarily due to the increased debt we incurred as a result of the Merger and, to a lesser extent, higher interest rates in 2005.

Results of Operations by Segment

The results of operations by segment data for the fiscal year ended December 31, 2005 includes the Predecessor Company results for the period January 1, 2005 through November 30, 2005 combined with the Successor Company results for the period May 9, 2005 (date of inception) through December 31, 2005. See “Results of Operations—2005 Successor Company and Predecessor Company Results—Combined Non-GAAP” below for information on our combined results for the fiscal year ended December 31, 2005, combining the results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the results for the Predecessor Company from January 1, 2005 to November 30, 2005.

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Expenditures	Shipments (1)
	(in millions, except percentages)
2006:
Plates and Shapes	$856.6	47.5%	$760.7	45.2%	$95.9	80.6%	$11.1	843
Flat Rolled and Non- Ferrous	776.0	43.0%	731.7	43.5%	44.3	37.2%	2.8	680
Building Products	189.8	10.5%	180.1	10.7%	9.7	8.2%	2.7	—
Corporate and other	(19.5)	(1.0)%	11.4	0.6%	(30.9)	(26.0)%	0.3	(18)

Total	$1,802.9	100.0%	$1,683.9	100.0%	$119.0	100.0%	$16.9	1,505

2005:
Plates and Shapes	$694.7	42.4%	$626.3	40.3%	$68.4	82.4%	$13.7	740
Flat Rolled and Non- Ferrous	770.9	47.0%	735.4	47.3%	35.5	42.8%	2.5	723
Building Products	195.1	11.9%	178.3	11.4%	16.8	20.2%	3.2	—
Corporate and other	(21.7)	(1.3)%	16.0	1.0%	(37.7)	(45.4)%	0.9	(24)

Total	$1,639.0	100.0%	$1,556.0	100.0%	$83.0	100.0%	$20.3	1,439

2004:
Plates and Shapes	$621.0	41.1%	$517.8	38.8%	$103.2	59.4%	$10.3	751
Flat Rolled and Non- Ferrous	723.2	47.9%	641.4	48.0%	81.8	47.0%	2.3	773
Building Products	183.0	12.1%	175.1	13.1%	7.9	4.5%	2.2	—
Corporate and other	(17.4)	(1.1)%	1.8	0.1%	(19.2)	(10.9)%	2.6	(22)

Total	$1,509.8	100.0%	$1,336.1	100.0%	$173.7	100.0%	$17.4	1,502

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group.

Segment Results—Year Ended December 31, 2006 Compared to 2005

Plates and Shapes. Net sales increased $161.9 million, or 23.3%, from $694.7 million for the year ended December 31, 2005 to $856.6 million for the year ended December 31, 2006. The 2006 Acquisition of Port City accounted for $41.1 million of the increase. The remaining increase of $120.8 million was primarily due to a 5.9% increase in the average sales price per ton and a 10.8% increase in shipments for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Operating costs and expenses increased $134.4 million, or 21.5%, from $626.3 million for the year ended December 31, 2005 to $760.7 million for the year ended December 31, 2006. The 2006 Acquisition of Port City accounted for $35.1 million of the increase. The remaining increase of $99.3 million was primarily attributable to the higher volumes of 10.8%, higher cost of raw materials of 4.8%, and additional costs of $6.3 million related to purchase accounting. Operating costs and expenses as a percentage of net sales decreased from 90.1% for the year ended December 31, 2005 to 88.8% for the year ended December 31, 2006.

Operating income increased by $27.5 million, from $68.4 million for the year ended December 31, 2005 to $95.9 million for the year ended December 31, 2006. The 2006 Acquisition of Port City accounted for $6.0 million of the increase. Operating income as a percentage of net sales increased from 9.8% for the year ended December 31, 2005 to 11.2% for the year ended December 31, 2006.

Flat Rolled and Non-Ferrous. Net sales increased $5.1 million, or 0.6%, from $770.9 million for the year ended December 31, 2005 to $776.0 million for the year ended December 31, 2006. This increase was primarily due to a 7.0% increase in the average sales price per ton, partially offset by a 5.9% decrease in shipments. Although prices were generally improving throughout the first three quarters of 2006, the ferrous Flat Rolled business remained competitive during the fourth quarter and, as a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for 2006, compared to 32% for 2005.

Operating costs and expenses decreased $3.7 million, or 0.5%, from $735.4 million for the year ended December 31, 2005 to $731.7 million for the year ended December 31, 2006. This decrease was attributable to a decrease in volumes of 5.9%, offset by an increase in the cost of raw materials of 4.3%, a $6.2 million cost related to purchase accounting and an increase in bad debt expense of $1.9 million. Operating costs and expenses as a percentage of net sales decreased from 95.4% for the year ended December 31, 2005 to 94.3% for the year ended December 31, 2006.

Operating income increased by $8.8 million, from $35.5 million for the year ended December 31, 2005 to $44.3 million for the year ended December 31, 2006. This increase was primarily attributable to larger margins due to an increase in the average selling price per ton. Operating income as a percentage of net sales increased from 4.6% for the year ended December 31, 2005 to 5.7% for the year ended December 31, 2006.

Building Products. Net sales decreased $5.3 million, or 2.7%, from $195.1 million for the year ended December 31, 2005 to $189.8 million for the year ended December 31, 2006, primarily due to Florida markets that have not returned to normal volumes following a 2005 surge in post hurricane damage remediation. The decrease was partially offset by the 2006 Acquisition of Dura-Loc, which accounted for $7.0 million of sales during the period.

Operating costs and expenses increased $1.8 million, or 1.0%, from $178.3 million for the year ended December 31, 2005 to $180.1 million for the year ended December 31, 2006. The 2006 Acquisition of Dura-Loc accounted for $5.7 million of increased costs. This increase was offset by a decrease of $3.9 million attributable to a decrease in cost of sales due to reduced volumes, and increased margins, offset by a $3.3 million cost related to purchase accounting and increased costs of $3.3 million related to personnel and advertising costs to improve the Building Products Group’s sales and service and expand its presence on a national basis. Operating costs and expenses as a percentage of net sales increased from 91.4% for the year ended December 31, 2005 to 94.9% for the year ended December 31, 2006 for the reasons discussed above.

Operating income decreased by $7.1 million, from $16.8 million for the year ended December 31, 2005 to $9.7 million for the year ended December 31, 2006. The 2006 Acquisition of Dura-Loc accounted for $1.3 million of operating income. The remaining decrease of $8.4 million is primarily due to the $3.3 million cost related to inventory purchase accounting, the additional costs to improve Building Products Group’s sales and services and expand its presence on a national basis, in addition to lower volumes. Operating income as a percentage of net sales decreased from 8.6% for the year ended December 31, 2005 to 5.1% for the year ended December 31, 2006.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $6.8 million, from $37.7 million for the year ended December 31, 2005 to $30.9 million for the year ended December 31, 2006. This decrease was primarily due to the acceleration of payment of stock-based compensation during 2005 totaling $14.6 million as a result of the Merger. Partially offsetting this decrease were increases during 2006 due to a full year of amortization of customer list intangible assets recorded in 2005 in connection with the Merger, a full year of management fees incurred in connection with the Merger, and to increased stock-based compensation expense due to the adoption of SFAS 123(R).

Segment Results—Year Ended December 31, 2005 Compared to 2004

Plates and Shapes. Net sales increased $73.7 million, or 11.9%, from $621.0 million in 2004 to $694.7 million in 2005. This increase is primarily due to a 13.5% increase in the average realized price per ton partially offset by a 1.5% decrease in volumes. The increase in average realized sales price was primarily due to the industry-wide improvement in supply and demand characteristics for our products.

Operating costs and expenses increased $108.5 million, or 21.0%, from $517.8 million in 2004 to $626.3 million in 2005. This increase was primarily attributable to the higher costs of raw materials. Costs were also increased due to a $1.6 million cost related to purchase accounting. Operating costs and expenses as a percentage of net sales increased from 83.4% in 2004 to 90.2% in 2005. This percentage increase was primarily due to higher average costs per ton together with fixed costs being spread over a lower volume of net sales.

Operating income decreased by $34.8 million, or 33.7%, from $103.2 million in 2004 to $68.4 million in 2005. This decrease is primarily attributable to the increase in the cost of raw materials and, to a lesser extent, an additional $1.6 million of costs related to purchase accounting. Operating income as a percentage of net sales decreased from 16.6% in 2004 to 9.8% in 2005.

Flat Rolled and Non-Ferrous. Net sales increased $47.7 million, or 6.6%, from $723.2 million in 2004 to $770.9 million in 2005. This increase is primarily due to a 14.0% increase in the average realized price per ton partially offset by a 6.5% decrease in volumes. The increase in average realized sales prices was primarily due to the industry-wide improvement in supply and demand characteristics for our products.

Operating costs and expenses increased $94.0 million, or 14.7%, from $641.4 million in 2004 to $735.4 million in 2005. This increase was primarily attributable to the higher cost of raw materials, partially offset by decreased volumes. Costs also increased by $1.9 million related to purchase accounting. Operating costs and expenses as a percentage of net sales increased from 88.7% in 2004 to 95.4% in 2005. This percentage increase was primarily due to higher average costs per ton together with fixed costs being spread over a lower volume of net sales.

Operating income decreased by $46.3 million, or 56.6%, from $81.8 million in 2004 to $35.5 million in 2005. This decrease is primarily attributable to the increase in the cost of raw materials and to a lesser extent a $1.9 million cost related to purchase accounting. Operating income as a percentage of net sales increased from 11.3% in 2004 to 4.6% in 2005.

Building Products. Net sales increased $12.1 million, or 6.6%, from $183.0 million in 2004 to $195.1 million in 2005. The increase in net sales was principally due to price increases and to a lesser extent increased demand for these products.

Operating costs and expenses increased $3.2 million, or 1.8%, from $175.1 million in 2004 to $178.3 million in 2005, primarily due to higher sales. This increase was primarily driven by higher material costs and a

$1.1 million cost related to purchase accounting. Operating costs and expenses as a percentage of net sales decreased from 95.7% in 2004 to 91.4% in 2005. Additionally, in 2004, we incurred $5.0 million of costs associated with the elimination of one layer of management and the closing of eleven redundant or unprofitable locations. These costs include $2.9 million in accrued expenses related to the disposal of real estate leases and $2.1 million in severance expense.

Operating income increased by $8.9 million, or 112.7%, from $7.9 million in 2004 to $16.8 million in 2005. This increase was primarily due to price increases partially offset by a $1.1 million cost related to purchase accounting. Operating income as a percentage of net sales increased from 4.3% in 2004 to 8.6% in 2005.

Corporate and other. This category reflects certain administrative costs and expenses that we have not allocated to our industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $18.5 million, or 96.4%, from $19.2 million in 2004 to $37.7 million in 2005. This increase is primarily attributable to costs related with the completion of the Merger, including $14.6 million paid on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards which was expensed in November 2005.

Liquidity and Capital Resources

As discussed below, our primary sources of short-term liquidity are cash flows from operations and borrowings under the ABL facility. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2006, our debt as a percentage of total capitalization (debt plus stockholders’ equity) was 80.5%, compared to 78.2% as of December 31, 2005.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2006, our long-term debt consisted of $329.0 million of outstanding borrowings on the ABL facility, $275.0 million principal amount of the Metals USA Notes, an Industrial Revenue Bond (“IRB”) with $5.7 million principal amount outstanding, and $0.9 million in vendor financing and purchase money notes.

With respect to long-term liquidity, we believe that we will be able to meet our working capital, capital expenditures and debt service obligations. Our ability to meet long-term liquidity requirements is subject to obtaining additional equity and/or debt financing. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit agreements, industry and market trends, the availability of capital, and the relative attractiveness of alternative investment or lending opportunities.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. As a processor and distributor of metal products, we maintain a constant inventory of steel and other metals that are subject to market pricing changes. When metal prices rise, we generally are able to sell our products at prices that are higher than their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) requirements and our profitability tend to increase in a rising price environment. During 2006, prices increased. As a consequence, our working capital (current assets less current liabilities) increased from $453.3 million at December 31, 2005 to $572.9 million at December 31, 2006. Conversely, when metal prices fall, our working capital requirements and our profitability tend to decrease.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access the ABL facility as much to cover the cash flow cycle. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added businesses that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future acquisitions.

Our ability to make borrowings under the ABL facility (and our ability to avoid paying down borrowed amounts under the ABL facility to increase availability) is dependent in part upon Adjusted EBITDA as defined in the ABL facility and the indenture governing the Metals USA Notes. Adjusted EBITDA is a component of ratios used in our credit documents to measure our compliance with certain restrictive covenants, and to determine the interest rate charged under the ABL facility from time to time. Adjusted EBITDA determines in part whether, under the ABL facility or the Metals USA indenture, we may engage in certain transactions with affiliates, merge, consolidate or enter into any similar significant business combinations, make distributions or redeem indebtedness, or incur additional indebtedness. In addition, under the Metals USA indenture, Adjusted EBITDA determines in part whether we may redeem certain outstanding indebtedness with proceeds from significant asset sales or sales of equity securities, and whether we may designate a subsidiary as unrestricted and free of certain of the limitations under the Metals USA indenture. If we breach any of the covenants in our credit documents, our outstanding indebtedness could be declared immediately due and payable. See “Financing Activities” below.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8—“Financial Statements and Supplementary Data.”

The year ended December 31, 2005 includes the combined results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the Predecessor Company from January 1, 2005 to November 30, 2005. See “Results of Operations—2005 Successor Company and Predecessor Company Results—Combined Non-GAAP” below for information on our combined results for the fiscal year ended December 31, 2005, combining the results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the results for the Predecessor Company from January 1, 2005 to November 30, 2005.

During the year ended December 31, 2006, net cash used in operating activities was $46.4 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $63.4 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $109.8 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by a decrease in prepaid expenses and increases in accounts payable and accrued liabilities. During the year ended December 31, 2005, net cash provided by operating activities was $177.4 million. We had operating income of $83.0 million in 2005, and $116.5 million of cash was provided by the sale of inventory and collection of accounts receivable.

Net cash used in investing activities was $61.0 million for the year ended December 31, 2006, and consisted of $1.6 million of proceeds from the sale of assets, offset by $16.9 million of purchases of assets and the $45.7 million for the purchase of Port City and Dura-Loc. These purchases were strategic acquisitions in our Plates and Shapes and Building products segments. For the year ended December 31, 2006, the most significant internal capital projects included the expansion of our non-ferrous Germantown, Wisconsin facility and the installation of new processing equipment in our New Orleans facility. Net cash used by investing activities for the year ended December 31, 2005 was $450.3 million and consisted of Flag Intermediate’s acquisition of Metals USA pursuant to the Merger for $430.1 million, the purchase of assets of $20.3 million, which was partially offset by the sales of assets of $0.1 million. The most significant capital investments during the year included an acquisition of new laser cutting equipment at our Plates and Shapes facility in the New Orleans area, the expansion of our Plates and Shapes facility in Greensboro, North Carolina, and the purchase of previously leased Plates and Shapes facilities in Newark, New Jersey and York, Pennsylvania.

Net cash provided by financing activities was $110.3 million for the year ended December 31, 2006 and consisted primarily of net borrowings on the ABL facility of $137.6 million, offset by the $25.0 million payment of a cash dividend. Net cash provided by financing activities was $317.8 million for year ended December 31, 2005 and consisted primarily of the proceeds from the issuance of the Metals USA Notes of $275.0 million, $191.4 million of borrowings under our ABL facility, and the net capital contribution from Apollo V and certain members of management of $134.0 million. These were partially offset by payments of $107.7 million under our previous credit facility and the final payment of $145.3 million to payoff and terminate that facility as a result of the Merger.

Financing Activities

The ABL Facility

Overview. The ABL provides for borrowings, subject to a borrowing base calculation, of up to $450.0 million, which may be repaid and reborrowed, subject to certain terms and conditions. The ABL facility was initially comprised of $415.0 million of Tranche A Commitments and $35.0 million of Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would otherwise be in effect. Subject to certain conditions, the Tranche A-1 Commitments may be reduced or terminated at any time and, upon the reduction or termination of the Tranche A-1 Commitments, the Tranche A Commitments will be increased on a dollar-for-dollar basis in an amount equal to such reduction or termination. On June 1, 2006, the Tranche A-1 Commitments were reduced to $25.0 million (with a corresponding increase in the Tranche A Commitments).

Borrowing Base. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. Our borrowing availability fluctuates daily with changes in eligible receivables and inventory, less outstanding borrowings and letters of credit. The borrowing base is equal to the lesser of (a) the aggregate amount of the Tranche A Commitments and the Tranche A-1 Commitments and (b) the sum of:

•	85% of the net amount of eligible accounts receivable;

•	the lesser of (x) 70% of the lesser of the original cost or market value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory; and

•	at all times prior to the termination of the Tranche A-1 Commitments, the sum of 5% of the net amount of eligible accounts receivable and 5% of the net orderly liquidation value of eligible inventory.

Initial borrowings under the ABL facility were used to repay the outstanding amounts drawn under our existing revolving credit facility and to fund other costs and expenses related to the Merger. The loan and security agreement governing the ABL facility provides for up to $15.0 million of swing-line loans and up to $100.0 million for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swing-line loans will reduce revolving credit borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of December 30, 2006, we had eligible collateral of $482.1 million, borrowing base of $450.0 million, $329.0 million in outstanding advances, $17.7 million in open letters of credit and $103.3 million in additional borrowing capacity.

We used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Dura-Loc, respectively. On May 23, 2006, Flag Intermediate declared a $25.0 million dividend to Metals

USA Holdings, which was paid on May 24, 2006 and which was funded by the ABL facility. Metals USA Holdings used the proceeds of the dividend to pay a $25.0 million dividend (the “May 2006 dividend”) to its stockholders of record as of that date.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under such agreement. The obligations under the ABL facility are guaranteed by the Company and certain of our present and future domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all other assets, subject to certain exceptions and permitted liens.

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

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; minus, in each case, an applicable margin ranging between 0.25% and 0.00% as determined in accordance with the loan agreement governing the ABL facility or (ii) the rate (as adjusted for statutory reserves) at which Eurodollar deposits for one, two, three, six or, if agreed to, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin ranging between 1.25% and 2.00% as determined in accordance with the loan agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of 1.50% or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if agreed to, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of 3.50%.

A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate were 8.25% and 5.36% as of December 31, 2006.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, and limitations on the borrowers’ and the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions, engage in mergers, assets sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement which, in the absence of default, is controlled by Metals USA. As long as our borrowing availability is $45.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

Additionally, certain payments to affiliates are limited to the greater of $3.0 million or 3% of Adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility), provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income, or if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, provided that borrowing availability is greater than $50.0 million.

Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of the Metals USA Notes, after deducting discounts and estimated expenses of the offering. An exchange offer was completed in September 2006 to exchange the privately placed notes for substantially identical notes registered with the SEC. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rates to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

Holdings Notes

During December 2006, Metals USA Holdings issued $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “Holdings Notes”). The Holdings Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the Holdings Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial interest payment on the Holdings Notes is payable in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the Holdings Notes or issuing new Holdings Notes (“PIK Interest”). Cash interest on the Holdings Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2 and by 0.50% to 6.50% in year 3. In the event PIK Interest is paid on the Holdings Notes after the first interest period, the then-applicable margin over LIBOR on the Holdings Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the Holdings Notes or issue new Holdings Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the Holdings Notes on the relevant record date.

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate plans to provide funds to service this indebtedness through payment of quarterly dividends to Metals USA Holdings. During the second quarter of 2007, Flag Intermediate expects to pay Metals USA Holdings a $5.4 million dividend to finance the initial quarterly interest payment due April 15, 2007.

Covenant Compliance

Our fixed charge coverage ratio as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and non-financial capital expenditures, and a denominator consisting of interest expense, certain distributions paid in cash and scheduled principal reductions on debt. As of December 31, 2006, our fixed charge coverage ratio was 1.51 as compared to a required fixed charge coverage ratio of 1.00. As of December 31, 2006, we had $103.3 million of additional borrowing capacity under the ABL facility. Failure to comply with the fixed charge coverage ratio covenant of the ABL facility, at a time when availability thereunder is less than $45.0 million, would result in an event of default thereunder and could result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the Metals USA Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indentures require us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including to make acquisitions, under our indentures. The most restrictive of the covenants in all of our debt agreements is the fixed charge coverage ratio in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs, plus certain distributions made in cash and scheduled reductions in debt. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and fixed charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements.

As of December 31, 2006, we were in compliance with all of the debt covenants, including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of December 31, 2006, under the most restrictive of these covenants the maximum amount of dividends that could be paid was $48.8 million under the loan and security agreement governing the ABL facility and $28.7 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next 12 months.

Results of Operations—2005 Successor Company and Predecessor Company Results—Combined Non-GAAP

The following tables present our combined results for the fiscal year ended December 31, 2005, combining the results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the results for the Predecessor Company from January 1, 2005 to November 30, 2005.

GAAP does not allow for such combination of the Predecessor Company’s and the Successor Company’s financial results; however, we believe the combined results provide information that is useful in evaluating our financial performance. The combined information is the result of merely adding the two columns and does not include any pro forma assumptions or adjustments. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. We believe the Predecessor/Successor split of our results for the fiscal year ended December 31, 2005 would make it difficult for an investor to compare historical and future results. The Merger did not affect the operational activities of Metals USA and combining Predecessor and Successor results puts our operational performance into a meaningful format for comparative purposes.

As a result of the Merger, the fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. For the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005, operating costs and expenses were increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. The fair value of deferred taxes and long-term liabilities were increased by $64.8 million and $3.1 million. Our intangible assets (customer lists) will be amortized over five years using an accelerated amortization method which approximates its useful life and value to us. Total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies.

	Predecessor Company	Successor Company	Combined Non-GAAP
	Period from January 1, 2005 to November 30, 2005	Period from May 9, 2005 (Date of Inception) to December 31, 2005	Year Ended December 31, 2005
	(in millions)
Net sales	$1,522.1	$116.9	$1,639.0
Cost of sales(1)	1,189.3	92.5	1,281.8
Operating and delivery	139.1	12.8	151.9
Selling, general and administrative	108.5	9.3	117.8
Depreciation and amortization(1)	3.1	1.4	4.5

Operating income	82.1	0.9	83.0
Interest expense	12.0	4.1	16.1
Other (income) expense, net	(0.1)	—	(0.1)

Income (loss) before income taxes and discontinued operations	$70.2	$(3.2)	$67.0

The period from May 9, 2005 (date of inception) to December 31, 2005 includes one month of operations, the month of December, of Metals USA. There is a slight decrease in our business during the winter months because of the impact of inclement weather conditions on the construction industry. This decrease in business, as well as the increase in costs that were associated with purchase accounting of $5.2 million, resulted in a net loss of $3.2 million.

	2005 Combined—By Segment
	Net Sales	%	Operating Income (Loss)%		Capital Expenditures	Shipments (2)
	(in millions, except percentages)
Combined Non-GAAP 2005:
Plates and Shapes	$694.7	42.4%	$68.4	82.4%	$13.7	740
Flat Rolled and Non-Ferrous	770.9	47.0%	35.5	42.8%	2.5	723
Building Products	195.1	11.9%	16.8	20.2%	3.2	—
Corporate and Other	(21.7)	(1.3)%	(37.7)	(45.4)%	0.9	(24)

Total	$1,639.0	100.0%	$83.0	100.0%	$20.3	1,439

Successor Company:
Plates and Shapes	$54.5	46.6%	$4.0	444.4%	$4.1	57
Flat Rolled and Non-Ferrous	51.0	43.6%	0.6	66.7%	0.2	52
Building Products	13.2	11.3%	(0.7)	(77.8)%	0.1	—
Corporate and Other	(1.8)	(1.5)%	(3.0)	(333.3)%	—	(2)

Total	$116.9	100.0%	$0.9	100.0%	$4.4	107

Predecessor Company:
Plates and Shapes	$640.2	42.1%	$64.4	78.4%	$9.6	683
Flat Rolled and Non-Ferrous	719.9	47.3%	34.9	42.5%	2.3	671
Building Products	181.9	12.0%	17.5	21.3%	3.1	—
Corporate and Other	(19.9)	(1.4)%	(34.7)	(42.2)%	0.9	(22)

Total	$1,522.1	100.0%	$82.1	100.0%	$15.9	1,332

(1)	As a result of the Merger, the fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. For the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005, operating costs and expenses were increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. On a segment basis, $5.2 million additional operating cost and expense was allocated as follows: Building Products $1.1 million, Flat Rolled and Non-Ferrous $1.9 million, Plates and Shapes $1.6 million, and Corporate $0.6 million.
(2)	Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group.

	Predecessor Company	Successor Company	Combined Non-GAAP
	Period from January 1, 2005 to November 30, 2005	Period from May 9, 2005 (Date of Inception) to December 31, 2005	Year Ended December 31, 2005
		(in millions)
Cash Flow Data:

Cash flows provided by (used in) operating activities	$170.1	$7.3	$177.4
Cash flows used in investing activities	(15.8)	(434.5)	(450.3)
Cash flows provided by (used in) financing activities	(120.7)	438.5	317.8

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Predecessor Company		Successor Company
	Year Ended December 31, 2004	Period from January 1, 2005 to November 30, 2005	Period from May 9, 2005 (Date of Inception) to December 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2006
	(in millions)
Net income (loss)	$104.5	$43.5	$(2.0)	$41.5	$39.5
Depreciation and amortization(1)	2.0	3.5	1.5	5.0	22.6
Interest expense	8.4	12.0	4.1	16.1	54.1
Provision (benefit) for income taxes	63.3	26.7	(1.2)	25.5	25.9
Other (income) expense	(2.5)	(0.1)	—	(0.1)	(0.5)

EBITDA	175.7	85.6	2.4	88.0	141.6

Covenant defined adjustments:
Inventory purchase adjustments(2)	—	—	4.1	4.1	10.8
Stock options and grant expense(3)	—	15.0	0.4	15.4	1.2
Write-off prepaid expenses as result of Merger(4)	—	0.3	—	0.3	—
Facilities closure(5)	5.0	—	—	—	1.4
Severance costs(6)	—	0.7	—	0.7	—
Management fees(7)	—	—	0.1	0.1	1.2

Adjusted EBITDA	$180.7	$101.6	$7.0	$108.6	$156.2

Fixed charge coverage ratio(8)	N/A	N/A	N/A	N/A	1.51

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Transactions, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	The Predecessor Company paid $14.6 million on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards. Those amounts were recorded as an administrative expense during the period from January 1, 2005 to November 30, 2005. The remaining stock options and grant expense represented non-cash charges to expense.
(4)	These prepaid amounts were written off as a result of the Merger.
(5)	This amount for 2004 represents $5.0 million of charges in the Building Products Group for the elimination of one layer of management and closure of eleven facilities. The amount for 2006 represents $1.4 million of charges in connection with the closure of three facilities within the Building Products Group and one facility within each of the Plates and Shapes and Flat Rolled and Non-Ferrous Groups, respectively.
(6)	This amount represents severance costs of management personnel that were replaced as part of the Merger.
(7)	Includes accrued expenses related to the management agreement we have with Apollo pursuant to which Apollo provides us with management services.
(8)	This amount represents the FCCR, as defined by the ABL facility, which is not applicable for the Predecessor Company which operated under a different revolving credit facility, or for the period from May 9, 2005 (date of inception) to December 31, 2005 of the Successor Company because the FCCR is based on a rolling four quarter period.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2006.

Contractual Obligations

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. We have varying amounts of open purchase orders that are subject to renegotiation/cancellation by either party as to quantity or price. Generally, the amounts outstanding relate to delivery periods of up to 12 weeks from the date of the purchase order.

Our future contractual obligations include the following:

		For the Fiscal Years Ended December 31,
	Total	2007	2008	2009	2010	2011	Beyond
		(in millions)
ABL facility(1)	$329.0	$—	$—	$—	$—	$329.0	$—
Purchase Orders	209.0	209.0	—	—	—	—	—
11 1/8% Senior Secured Notes Due 2015	550.4	30.6	30.6	30.6	30.6	30.6	397.4
IRB(2)	5.7	—	—	—	—	—	5.7
Other obligations	0.9	0.5	0.1	0.1	0.1	0.1	—
Operating lease obligations	76.3	17.2	15.1	11.0	9.8	8.7	14.5

Total	$1,171.3	$257.3	$45.8	$41.7	$40.5	$368.4	$417.6

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 8.25% and 5.36%, respectively, on the December 31, 2006.
(2)	The amounts stated do not include interest costs. The interest rate assessed on the IRB varies from month to month based on an index of mutual bonds, which was 4.02% on December 31, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate. The Company will record an adjustment to reduce opening retained earnings for approximately $2 million to $4 million. See Note 9 to our Consolidated Financial Statements for further discussion of our tax reserves.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The Company is currently evaluating the provisions SFAS 158 and the potential impact that adoption may have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on the Company’s current or previously issued financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates and the cost of metal we hold in inventory. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. With respect to our metal purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of market risk relative to steel prices.

Our exposure to market risk for changes in interest rates will relate primarily to the ABL facility. The ABL facility was subject to variable interest rates as of December 31, 2006. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the ABL facility were $329.0 million as of December 31, 2006. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $3.3 million. At December 31, 2006, the Metals USA Notes were traded at approximately 110% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Flag Intermediate Holdings Corporation

We have audited the accompanying consolidated balance sheet of Flag Intermediate Holdings Corporation and subsidiary (the “Successor Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2006 and the period from May 9, 2005 (date of inception) to December 31, 2005. We have also audited the related consolidated statements of operations, stockholders’ equity and cash flows of Metals USA, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2005 to November 30, 2005 and the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from May 9, 2005 (date of inception) to December 31, 2005, and the results of the Predecessor Company operations and its cash flows for the period from January 1, 2005 to November 30, 2005 and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Successor Company acquired the Predecessor Company on December 1, 2005 in a transaction accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 23, 2007

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2006	2005
Assets
Current assets:
Cash	$14.2	$11.3
Accounts receivable, net of allowance of $8.4 and $7.8, respectively	212.2	172.9
Inventories	447.3	350.7
Deferred tax asset	15.0	8.3
Prepaid expenses and other	14.9	25.2

Total current assets	703.6	568.4
Property and equipment, net	194.6	171.6
Intangible assets, net	19.9	21.5
Goodwill	47.1	15.8
Other assets, net	16.7	18.0

Total assets	$981.9	$795.3

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$71.2	$68.2
Accrued liabilities	59.0	46.3
Current portion of long-term debt	0.5	0.6

Total current liabilities	130.7	115.1
Long-term debt, less current portion	610.1	472.9
Deferred income tax liability	67.6	60.0
Other long-term liabilities	25.9	15.3

Total liabilities	834.3	663.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006 and 2005	—	—
Additional paid-in capital	118.0	134.0
Retained earnings (deficit)	30.2	(2.0)
Accumulated other comprehensive loss	(0.6)	—

Total stockholder’s equity	147.6	132.0

Total liabilities and stockholder’s equity	$981.9	$795.3

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005	Period from January 1, 2005 to November 30, 2005	Year Ended December 31, 2004
Net sales	$1,802.9	$116.9	$1,522.1	$1,509.8
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,371.8	92.5	1,189.3	1,080.1
Operating and delivery	175.5	12.8	139.1	144.4
Selling, general and administrative	115.2	9.3	108.5	109.6
Depreciation and amortization	21.4	1.4	3.1	2.0

Operating income	119.0	0.9	82.1	173.7
Other (income) expense:
Interest expense	54.1	4.1	12.0	8.4
Other (income) expense, net	(0.5)	—	(0.1)	(2.5)

Income (loss) before income taxes	65.4	(3.2)	70.2	167.8
Provision (benefit) for income taxes	25.9	(1.2)	26.7	63.3

Net income (loss)	$39.5	$(2.0)	$43.5	$104.5

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005	Period from January 1, 2005 to November 30, 2005	Year Ended December 31, 2004
Common Stock ($.01 Par)
Balance at beginning and end of period shown below)	$—	$—	$0.2	$0.2

Additional Capital
Balance at beginning of period	$134.0	$—	$219.5	$196.2
Tax benefit realized from tax attribute carry forwards	—	—	2.4	21.2
Stock option exercises, grants and other adjustments	—	—	0.6	2.1
Capital contribution	—	134.0	—	—
Stock-based compensation	1.2	—	—	—
Dividends paid	(17.7)	—	—	—
Other	0.5	—	—	—

Balance at end of period	$118.0	$134.0	$222.5	$219.5

Deferred Compensation
Balance at beginning of period	$—	$—	$(0.2)	$—
Stock option exercises, grants and other adjustments	—	—	0.2	(0.2)

Balance at end of period	$—	$—	$—	$(0.2)

Retained Earnings (Deficit)
Balance at beginning of period	$(2.0)	$—	$108.7	$4.2
Net income (loss)	39.5	(2.0)	43.5	104.5
Dividends paid	(7.3)	—	—	—

Balance at end of period	$30.2	$(2.0)	$152.2	$108.7

Accumulated Other Comprehensive Loss
Foreign currency translation adjustments	$(0.6)	$—	$—	$—

Other comprehensive loss	(0.6)	—	—	—
Accumulated other comprehensive loss at beginning of period	—	—	—	—

Accumulated other comprehensive loss at end of period	$(0.6)	$—	$—	$—

Comprehensive Income (Loss)
Net income (loss)	$39.5	$(2.0)	$43.5	$104.5
Other comprehensive loss	(0.6)	—	—	—

Total comprehensive income (loss)	$38.9	$(2.0)	$43.5	$104.5

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005	Period from January 1, 2005 to November 30, 2005	Year Ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$39.5	$(2.0)	$43.5	$104.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities— (Gain) loss on sale of property and equipment	0.1	—	(0.1)	(0.5)
Provision for bad debts	4.1	8.5	2.9	4.0
Depreciation and amortization	22.6	1.5	3.5	2.0
Amortization of deferred debt issuance costs	2.5	—	—	—
Deferred income taxes	(6.6)	(1.6)	—	—
Non-cash stock-based compensation expense	1.2	—	—	—
Adjustment to Predecessor Company tax attribute valuation allowance	—	—	2.4	12.5
Changes in operating assets and liabilities, net of effects of acquisitions— Accounts receivable	(35.6)	8.1	(18.8)	(52.5)
Inventories	(91.2)	(13.4)	140.6	(222.9)
Prepaid expenses and other	9.3	(6.6)	(0.7)	1.5
Accounts payable and accrued liabilities	11.3	12.2	(2.3)	23.3
Other operating, net	(3.6)	0.6	(0.9)	(0.5)

Net cash provided by (used in) operations	(46.4)	7.3	170.1	(128.6)

Cash flows from investing activities:
Sale of assets	1.6	—	0.1	1.4
Purchase of assets	(16.9)	(4.4)	(15.9)	(17.4)
Acquisition costs, net of cash acquired	(45.7)	(430.1)	—	—

Net cash used in investing activities	(61.0)	(434.5)	(15.8)	(16.0)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	—	1,426.0	1,639.2
Repayments on revolving credit facilities	—	(145.3)	(1,533.7)	(1,491.4)
Borrowings on the ABL	441.6	247.4	—	—
Repayments on the ABL	(304.0)	(56.0)	—	—
Proceeds from issuance of Senior Secured Notes	—	275.0	—	—
Repayments of other long-term debt	(0.5)	—	(10.4)	(0.6)
Capital contributions, net	—	134.0	—	—
Issuance of common stock	—	—	0.1	0.4
Dividends paid	(25.0)	—	—	—
Deferred financing costs and other	(1.8)	(16.6)	(2.7)	(1.8)

Net cash provided by (used in) investing activities	110.3	438.5	(120.7)	145.8

Net increase in cash	2.9	11.3	33.6	1.2
Cash, beginning of period	11.3	—	12.6	11.4

Cash, end of period	$14.2	$11.3	$46.2	$12.6

Supplemental Cash Flow Information:
Cash paid for interest	$49.8	$0.5	$10.5	$7.2

Cash paid for income taxes	$23.2	$7.0	$27.6	$54.5

Non-cash acquisitions of property and equipment	$—	$—	$—	$4.8

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)

1. Organization and Significant Accounting Policies

Description of the Business

On May 18, 2005, Metals USA Holdings Corporation (formerly Flag Holding Corporations), a Delaware corporation (“Metals USA Holdings”) and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”), merged with and into Metals USA, Inc. (“Metals USA”) with Metals USA being the surviving corporation (the “Merger”). Flag Intermediate and Flag Acquisition conducted no operations during the period May 9, 2005 (date of inception) to November 30, 2005. See Note 2 for additional information regarding the Merger.

Flag Intermediate and its wholly owned subsidiary Metals USA are referred to collectively herein as the “Company” or “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.” The Company applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) on the Merger date and, as a result, the Merger consideration was allocated to the respective values of the assets acquired and liabilities assumed from the Predecessor Company (see Note 2). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements and footnotes are not comparable with those of the Predecessor Company.

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Approximately 89% of our revenue is derived from the metal service center and processing activities that are segmented into two groups, Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are primarily contractors engaged in residential and commercial building products. See Note 12, Segment and Related Information.

Summary of Significant Accounting Policies

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Principles of consolidation—Our consolidated financial statements include the accounts of Flag Intermediate, Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

Concentration of credit risk—Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions.

Valuation and qualifying accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2006, 2005 and 2004 are summarized below:

Description	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Successor Company
Year ended December 31, 2006:
Allowance for doubtful accounts	$7.8	$4.1	$(3.5)	$8.4
Inventory valuation allowance	6.9	1.3	(2.3)	5.9

The Period ended December 31, 2005:
Allowance for doubtful accounts	$—	$8.5	$(0.7)	$7.8
Inventory valuation allowance	—	7.7	(0.8)	6.9

Predecessor Company
Eleven Months ended November 30, 2005:
Allowance for doubtful accounts	$7.7	$2.9	$(2.3)	$8.3
Inventory valuation allowance	5.3	3.1	(0.7)	7.7

Year ended December 31, 2004:
Allowance for doubtful accounts	$6.9	$4.0	$(3.2)	$7.7
Inventory valuation allowance	5.2	0.3	(0.2)	5.3

Property and equipment—Property and equipment is stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures which extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Impairment of long-lived assets—Long-lived assets are comprised principally of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recorded on assets used in operations when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the carrying amount.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with the business acquisition plus cost of acquisition. We test for the impairment of goodwill on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value of each reporting unit with its carrying amount. If the fair value is less than the carrying amount, goodwill is considered impaired. Based on the results of our December 31, 2006 review of goodwill, no impairment loss was recognized.

Intangible Assets—We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Debt issuance costs—We defer certain expenses incurred to obtain debt financing and amortize these costs, to interest expense over the term of the respective agreements. Debt issuance costs incurred by the Successor Company for the year ended December 31, 2006 and for the period from May 9, 2005 (date of inception) to December 31, 2005, and for the Predecessor Company for the period from January 1, 2005 to November 30, 2005, and for the year ended December 31, 2004 were $1.8, $16.6, $0.3, and $1.1, respectively. Amortization of debt issuance costs recorded by the Successor Company for the year ended December 31, 2006, and the period from May 9, 2005 (date of inception) to December 31, 2005, and for the Predecessor Company for the period from January 1, 2005 to November 30, 2005, and for the year ended December 31, 2004 were $2.5, $0.2, $2.4, and $0.7, respectively.

Fair value of financial instruments—Our receivables, payables, prepaids and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The amount outstanding under the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) approximates its fair value. Our 11 1/8% Senior Secured Notes Due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2006 and 2005 was $634.8 and $473.5, respectively.

Foreign currency translation—The functional currency for our Canadian subsidiary, Dura-Loc (see Note 2), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholder’s Equity.

Revenue recognition—We recognize revenues generally when products are shipped and our significant obligations have been satisfied. Shipping and handling costs billed to our customers are accounted for as revenues. Risk of loss for products shipped generally passes at the time of shipment. Provisions are made currently for estimated returns.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

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

Operating and delivery expenses—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third-party costs incurred with the delivery of product to customers.

Delivery expense totaled $48.1, $3.3, $39.3, and $41.6 for the year ended December 31, 2006, the period from May 9, 2005 (date of inception) to December 31, 2005, the period from January 1, 2005 to November 30, 2005, and the year ended December 31, 2004, respectively.

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the Company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included in cost of sales.

Income taxes—Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate. The Company will record an adjustment to reduce opening retained earnings for approximately $2.0 to $4.0. See Note 9 to our Consolidated Financial Statements for further discussion of our tax reserves.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The Company is currently evaluating the provisions SFAS 158 and the potential impact that adoption may have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on the Company’s current or previously issued financial statements.

2. Acquisitions

2005 Acquisition

On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA with Metals USA being the surviving corporation. The Merger was consummated pursuant to the Merger Agreement by and among Metals USA, Flag Acquisition, and Metals USA Holdings. Metals USA Holdings was formed by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”). As a result of and immediately following the Merger, Metals USA became and is a wholly owned subsidiary of Flag Intermediate. Flag Intermediate has no assets other than its investment in Metals USA, conducts no operations and is a guarantor of both the ABL facility and the Metals USA Notes.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

The Merger was accounted for as a purchase by Flag Acquisition of Metals USA in accordance with SFAS 141. Total Merger consideration was $648.0, including $458.7 for common stock and warrants, $152.5 for the assumption of debt and revolving credit loans, $16.6 for debt issuance costs and $20.2 for direct merger costs (including $2.6 paid by Metals USA prior to closing of the Merger). Merger consideration does not include $14.6 paid by Metals USA at the closing of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards (recorded as compensation expense in November 2005). Total Merger consideration reconciles to the net acquisition costs as follows:

Total Merger consideration	$648.0
Less:
Assumption of debt and revolving credit loans	(152.5)
Debt issuance costs	(16.6)
Use of cash on hand at closing	(46.2)
Merger costs paid by Metals USA	(2.6)

Acquisition costs, net of cash acquired	$430.1

Consistent with SFAS 141, the total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies. Based on these studies, the fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9, $118.6 and $22.2, respectively. The fair value of deferred taxes and long-term liabilities were increased by $64.8 and $3.1, respectively. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total Assets acquired	$735.2
Total Liabilities assumed	321.2

Net Assets Acquired	$414.0

The excess of aggregate purchase price over the new assets acquired of $16.1 was recorded as goodwill as of December 1, 2005.

The Merger was financed through cash contributions to Metals USA Holdings of $140.0, less $6.0 of transaction fees paid to Apollo and accounted for as a reduction in capital, proceeds from the sale of $275.0 of the Metals USA Notes and borrowings under the ABL facility.

As a result of the Merger, the results of operations for Metals USA are included in the historical results for the Predecessor Company for 2005 and the Successor Company beginning December 1, 2005.

2006 Acquisitions

In May 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the net assets acquired of $28.9 was allocated to goodwill, pending the completion of valuations of customer base intangible assets for both acquisitions. In connection with the completion of the valuation of the customer list intangibles in the fourth quarter of 2006, $9.4 was reclassified from goodwill to intangible assets. In addition, the fair value of inventories and property and equipment were increased by $5.7 and $18.1, respectively. These acquisitions are described in more detail below.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

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

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the years ended December 31, 2005 and 2006 as if the Merger and the 2006 Acquisitions had occurred on January 1, 2005:

	Year Ended December 31,
	2006	2005
Revenues	$1,826.2	$1,689.1
Net Income	73.3	23.9

3. Goodwill and Intangible Assets

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger and the 2006 Acquisitions were determined using valuation techniques and other studies. We are amortizing customer lists over five years using an accelerated amortization method which approximates their estimated useful lives.

The changes in the carrying amounts of goodwill and customer list intangible assets for the period from January 1, 2005 through December 31, 2006 are as follows:

	Customer Lists, net	Goodwill
Predecessor Company: Period from January 1, 2005 to November 30, 2005	$—	$—

Successor Company: Period from May 9, 2005 (date of inception) to December 31, 2005:
The Merger	$22.2	$16.1
Amortization expense	(0.7)	—
Tax benefits related to Predecessor Company goodwill	—	(0.3)

Balance at December 31, 2005	$21.5	$15.8
Adjustment to purchase price related to the Merger	$—	$12.8
2006 Acquisitions	9.4	19.7
Amortization expense	(11.3)	—
Tax benefits related to Predecessor Company goodwill	—	(1.2)

Balance at December 31, 2006:	$19.6	$47.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2006	2005
Customer lists	$31.6	$22.2
Less: Accumulated amortization	(12.0)	(0.7)

	$19.6	$21.5

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.3)	(0.2)

	$0.3	$0.4

In connection with the completion of the valuation of the customer list intangibles related to the 2006 Acquisitions in the fourth quarter of 2006, $9.4 was reclassified from goodwill to intangible assets.

The following table represents the total estimated amortization of customer list intangible assets for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2007	$8.8
2008	$5.5
2009	$3.2
2010	$1.9
2011	$0.4

4. Inventories

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials—
Plates and Shapes	$225.4	$173.6
Flat Rolled	136.2	85.8
Building Products	15.5	24.3

Total raw materials	377.1	283.7

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled	36.5	33.0
Building Products	33.7	34.0

Total work-in-process and finished goods	70.2	67.0

Total inventories	$447.3	$350.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

5. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2006	2005
Land	—	$11.4	$11.3
Building and improvements	5-40 years	64.6	56.7
Machinery and equipment	7-25 years	122.9	94.1
Automobiles and trucks	3-10 years	2.3	1.3
Construction in progress	—	5.4	9.0

Total property and equipment		206.6	172.4
Less—accumulated depreciation		(12.0)	(0.8)

Total property and equipment, net		$194.6	$171.6

Depreciation expense for the Successor Company for the year ended December 31, 2006 and for the period from May 9, 2005 (date of inception) to December 31, 2005 was $11.2 and $0.8, respectively. Depreciation expense for the Predecessor Company for the period from January 1, 2005 through November 30, 2005, and the year ended December 31, 2004, was $3.5 and $1.9, respectively.

6. Other Assets

Other assets consist of the following:

	December 31,
	2006	2005
Deferred financing costs	$8.1	$9.4
Deferred debt offering costs	7.8	7.3
Other	0.8	1.3

Total other assets	$16.7	$18.0

See Note 1 for discussion of deferred debt issuance costs.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
Accrued salaries and employee benefits	$17.0	$14.6
Accrued income taxes	3.5	—
Accrued taxes, other than income	4.7	4.8
Accrued interest	4.6	3.3
Accrued insurance	3.4	4.6
Accrued audit and tax fees	1.5	1.6
Accrued warranty liability	1.1	—
Accrued lease terminations	0.9	1.2
Accrued warrants liability to pre-bankruptcy stockholders	—	3.4
Accrued management fees	7.7	8.7
Accrued Merger consideration—Predecessor common shares outstanding	8.5	—
Other	6.1	4.1

Total accrued liabilities	$59.0	$46.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

8. Debt

Debt consists of the following:

	December 31,
	2006	2005
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$329.0	$191.4
11 1/8% Senior Secured Notes Due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	0.9	1.4

Total debt	610.6	473.5
Less—current portion of debt	0.5	0.6

Total long-term portion of debt	$610.1	$472.9

The weighted average interest rate under the ABL facility for the year ended December 31, 2006 and for the period from December 1, 2005 through December 31, 2005, was 7.05% and 7.20%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

On December 1, 2005, we entered into the ABL facility in connection with the Merger. The ABL facility permits us to borrow on a revolving basis during the period beginning on December 1, 2005 and ending on the sixth anniversary thereof. Substantially all of our subsidiaries are borrowers under the ABL facility. The ABL facility provides for borrowings, subject to a borrowing base calculation, of up to $450.0, initially comprised of $415.0 of Tranche A Commitments and $35.0 of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect. A permanent reduction of the maximum Tranche A-1 Commitments to $25.0 occurred on June 1, 2006, with a corresponding permanent increase to $425.0 in the Tranche A Commitments, leaving the total ABL facility unchanged. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of December 31, 2006, we had $103.3 of additional borrowing capacity under the ABL facility.

The obligations under the ABL facility are guaranteed by the Company and certain of our future domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin ranging between 1.25% and 2.00% as determined in accordance with the loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin initially at 3.75% and after the first adjustment rate under the ABL facility, 3.50%. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by a fixed charge coverage ratio. The fixed charge coverage ratio is determined by dividing (i) the sum of EBITDA (as defined by and adjusted in accordance with the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 8.25% and 5.36% as of December 31, 2006.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against the Company borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide Letters of Credit; or ultimately: (iv) terminate the Commitments and this Agreement; (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of December 31, 2006.

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

Costs related to the establishment of the ABL facility were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.1 as of December 31, 2006, are included in other long-term assets.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition sold an aggregate principal amount of our 11 1/8% Senior Secured Notes Due 2015 (the Metals USA Notes). The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger described in Note 2, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA, Inc, have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture Agreement dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings (the “Parent”) in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $28.7 as of December 31, 2006. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income or reduced by an amount equal to 100% of Consolidated Net Loss. Condensed consolidating financial statements for the Parent and its direct and indirect subsidiaries, all of which are wholly owned, are not presented as the Parent has no significant independent assets or operations.

The indebtedness evidenced by the Metals USA Notes and the guarantees will rank: equally with all of our and the Guarantors existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Metals USA Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Metals USA Notes and the guarantees on a first-priority lien basis with respect to our and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Metals USA Notes will also be effectively junior to the liabilities of the non-guarantor subsidiaries.

The Metals USA Notes contain customary representations, warranties and covenants for the type and nature of an asset-based senior secured credit facility, including limitations on our, the other borrowers’ or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Metals USA Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We are in compliance with all covenants as of December 31, 2006.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $7.8 as of December 31, 2006, are included in other long-term assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 4.02% at December 31, 2006 and 3.68% at December 31, 2005. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We are in compliance with all covenants as of December 31, 2006.

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2006, are as follows:

	Year Ended December 31,
	2007	2008	2009	2010	2011	Beyond
	(in millions)
ABL facility	$—	$—	$—	$—	$329.0	$—
11 1/8% Senior Secured Notes Due 2015	—	—	—	—	—	275.0
Industrial Revenue Bond	—	—	—	—	—	5.7
Other	0.5	0.1	0.1	0.1	0.1	—

Total	$0.5	$0.1	$0.1	$0.1	$329.1	$280.7

9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005	Period from January 1, 2005 to November 30, 2005	Year Ended December 31, 2004
Current Provision:
Federal	$27.7	$0.3	$20.1	$54.2
State	4.9	0.1	3.1	0.4
Foreign	(0.1)	—	—	—

	32.5	0.4	23.2	54.6

Deferred Provision (benefit):
Federal	(6.1)	(1.4)	3.0	1.3
State	(0.5)	(0.2)	0.5	7.4

	(6.6)	(1.6)	3.5	8.7

Total provision (benefit)	$25.9	$(1.2)	$26.7	$63.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

The components of earnings from continuing operations before income taxes were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005	Period from January 1, 2005 to November 30, 2005	Year Ended December 31, 2004
United States	$65.6	$(3.2)	$70.2	$167.8
Foreign	(0.2)	—	—	—

Earnings (loss) from continuing operations before income taxes	65.4	(3.2)	70.2	167.8

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Successor Company		Predecessor Company
	Year Ended December 31 2006	Period from May 9, 2005 (date of inception) to December 31, 2005	Period from January 1, 2005 to November 30, 2005	Year Ended December 31, 2004
Federal income tax at statutory rates	$22.8	$(1.1)	$24.6	$58.8
State taxes, net of federal income tax benefit	3.1	(0.1)	2.4	5.1
Nondeductible expenses and other:
Valuation allowance	—	—	—	(1.1)
Other	—	—	(0.3)	0.5

Total provision (benefit)	$25.9	$(1.2)	$26.7	$63.3

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2006	2005
Deferred tax assets—
Accounts receivable and inventories	$11.0	$2.7
Accrued liabilities	5.8	6.7
Tax attributes and carryforwards	21.8	18.3
Property and equipment	8.7	12.1
Other	2.1	2.0

Total deferred tax assets	49.4	41.8

Deferred tax liabilities—
Foreign DISC	(0.9)	(1.2)
Property and equipment	(68.5)	(53.8)
Intangible assets	(4.7)	(8.5)
Other	(1.8)	(1.0)

Total deferred tax liabilities	(75.9)	(64.5)

Valuation allowance	(26.1)	(29.0)

Deferred tax assets (liabilities), net	$(52.6)	$(51.7)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

As of December 31, 2006, we have both federal and state current net deferred tax assets of $15.0 which are captioned “Deferred tax asset” on the December 31, 2006 Consolidated Balance Sheet, and we have both federal and state non-current deferred tax liabilities of $67.6 which are captioned “Deferred income tax liability” on the December 31, 2006 Consolidated Balance Sheet. As of December 31, 2005, we had both federal and state current net deferred tax assets of $8.3 which are captioned “Deferred tax asset” on the December 31, 2005 Consolidated Balance Sheet, and we had both federal and state non-current deferred tax liabilities of $60.0 which are captioned “Deferred income tax liability” on the December 31, 2005 Consolidated Balance Sheet.

As of December 31, 2006 and 2005, we have net operating loss (“NOL”) carryforwards for U.S. federal income taxes of approximately $32.2 and $32.0 respectively which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from the bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately $5.7. The carryovers are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income. During the third quarter of 2006, the Company reached a settlement with the IRS with respect to the tax years 2003 and 2004. The settlement resulted in the payment of additional federal taxes of $1.9 in exchange for $1.9 of tax benefits to be recognized over the next five years.

Effective December 1, 2005, in conjunction with the Merger, additional deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, intangible assets and inventories, and additional deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long-term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Successor Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization, but we will apply the tax benefit first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefit is realized. In the periods December 31, 2006 and 2005, goodwill was reduced by $1.2 and $0.3, respectively to recognize the tax benefit related to pre-bankruptcy goodwill of the Predecessor Company.

SFAS No. 109 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $26.1 and $29.0 was recorded at December 31, 2006 and at December 31, 2005, respectively.

10. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at December 31, 2006 and are owned by Metals USA Holdings.

Cash Dividend—On May 23, 2006, Flag Intermediate declared a $25.0 dividend (the “May 2006 Dividend”) payable to its parent company, Metals USA Holdings. The dividend was paid on May 24, 2006. Concurrently, on May 23, 2006, Metals USA Holdings declared a $25.0 dividend to its stockholders of record as of that date. The dividend was paid on May 24, 2006.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

11. Stock Based Compensation

Flag Intermediate has no stock-based compensation arrangements of its own, but its direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, we are required to reflect the stock-based compensation expense related to these options and restricted stock awards within our consolidated statement of operations. A total of $1.2 was recorded as stock-based employee compensation during the year ended December 31, 2006. This compensation expense is based on the adoption of SFAS No. 123-Revised 2004 “Share-Based Payment” (“SFAS 123(R)”), by Metals USA Holdings effective January 1, 2006. The total income tax benefit recognized in the Company’s income statement for stock-based compensation arrangements was $0.4 during the year ended December 30, 2006.

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options will vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

In connection with the May 2006 dividend and pursuant to the Plan’s provisions of rights preservation, the Board of Directors modified the outstanding options by reducing the per share exercise price by $1.78 in order to retain the participants’ rights proportionate with those prior to the dividend payment. This reduction has been reflected in the exercise price discussed below and did not result in additional compensation expense. The compensation cost of these options, based on the original grant date fair value, is being charged to selling, general and administrative expense over the vesting period, which was not affected by this modification.

In connection with a special dividend paid to Metals USA Holdings shareholders in January 2007 (see Note 18 for a discussion of the special dividend), the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00. This reduction has not been reflected in the exercise prices discussed below since it occurred subsequent to December 31, 2006.

Because the payment of the January 2007 special dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest all Tranche A

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

options granted to directors affiliated with Apollo. This discretionary vesting has not been reflected in the option summaries discussed below since it occurred subsequent to December 31, 2006.

In connection with the accelerated vesting of these options, we will be required to recognize $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

Tranche A Options

The fair value of option awards are estimated on the date of grant using a black-scholes option valuation model. Estimates of expected long-term volatilities are based on the historical volatilities of four comparable companies’ publicly traded stock, with financial characteristics similar to Metals USA Holdings, for a period that approximates the expected term of the options being valued. The historical volatilities of comparable companies were used because Metals USA Holdings’ stock is not publicly traded, and it has no historical volatility data. The volatilities were calculated by averaging the four companies’ historical volatilities over the expected term of the options through the date of the option grant. Because the Company did not have sufficient historical exercise data on which to estimate future experience, we used the simplified measure to establish the expected term of the options, which is a term equal to the average of the vesting term and the contractual term. A forfeiture rate of five percent was established based on management’s expectations. The risk-free rate for periods within the expected term of the option is based on daily U.S. Treasury securities at 7-year constant maturity rates.

The following is a summary of stock option activity for Tranche A for the period from May 9, 2005 (date of inception) to December 31, 2005, and for the year ended December 31, 2006:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares
Balance, November 30, 2005
Granted to directors	$—	$—	$—		—
Granted to employees	6.93	10.00	10.00		380,760
Exercised	—	—	—		—
Canceled or expired	—	—	—		—

Balance, December 31, 2005					380,760
Granted to directors	$5.82	$8.22	$8.22		200,000
Granted to employees	6.27	8.89	8.89		20,395
Exercised	—	—	—		—
Canceled or expired	6.93	8.22	8.22		(3,400)

Balance, December 31, 2006				9.0	597,755

Exercisable as of:
December 31, 2006				9.0	115,473

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

A summary of the status of the Company’s Tranche A nonvested shares for the period from May 9, 2005 (date of inception) and for the year ended December 31, 2006 is presented below:

	Weighted Average Grant- Date Fair Value per Share	Number of Shares
Nonvested at November 30, 2005
Granted to directors	$—	—
Granted to employees	6.93	380,760
Vested	—	—
Exercised	—	—
Canceled or expired	—	—

Nonvested at December 31, 2005		380,760
Granted to directors	$5.82	200,000
Granted to employees	6.27	20,395
Vested	6.93	(115,473)
Exercised	—	—
Canceled or expired	6.93	(3,400)

Nonvested at December 31, 2006		482,282

Exercisable as of:
December 31, 2006		115,473

The weighted-average grant-date fair value of Tranche A options granted during the period from May 9, 2005 (date of inception) to December 31, 2005, and for the year ended December 31, 2006, was $6.93 and $5.87, respectively, based on the following assumptions:

	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	54.9%	54.7%
Risk free interest rate	4.3-4.6%	4.0-4.5%
Expected life of options (in years)	6.5	10.0

As of December 31, 2006, there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 4.0 years.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

The fair value of the Tranche B options was estimated on the date of grant using the same option valuation model used for the Tranche A options. If the performance condition is satisfied, the options will vest immediately at the date of satisfaction and all related expense will concurrently be recognized. As discussed above, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options subsequent to December 31, 2006.

The input assumptions used to determine the fair value of the Tranche B options were essentially the same as those used to value the Tranche A options discussed above, except that the expected term was established at 8 years. The risk-free rate for periods within expected term of the option is based on daily U.S. Treasury securities at 10-year constant maturity rates.

The following is a summary of stock option activity for Tranche B for the period from May 9, 2005 (date of inception) to December 2005, and for the year ended December 31, 2006:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares
Balance, November 30, 2005					—
Granted to directors	$—	$—	$—		—
Granted to employees	6.93	10.00	10.00		380,761
Exercised	—	—	—		—
Canceled or expired	—	—	—		—

Balance, December 31, 2005					380,761
Granted to directors	$—	$—	$—		—
Granted to employees	6.80	8.89	8.89		20,395
Exercised	—	—	—		—
Canceled or expired	6.93	8.22	8.22		(3,400)

Balance, December 31, 2006				8.9	397,756

Exercisable as of:
December 31, 2006				8.9	—

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

A summary of the status of the Company’s Tranche B nonvested shares for the period from May 9, 2005 (date of inception) to December 31, 2005, and for the year ended December 31, 2006 is presented below:

	Weighted Average Grant-Date Fair Value per Share	Number of Shares
Nonvested at November 30, 2005
Granted to directors	$—	—
Granted to employees	6.93	380,761
Vested	—	—
Exercised	—	—
Canceled or expired	—	—

Nonvested at December 31, 2005		380,761
Granted to directors	$—	—
Granted to employees	6.80	20,395
Vested	—	—
Exercised	—	—
Canceled or expired	6.93	(3,400)

Nonvested at December 31, 2006		397,756

Exercisable as of:
December 31, 2006		—

The weighted-average grant-date fair value of Tranche B options granted during the period from May 9, 2005 (date of inception) to December 31, 2005, and during the year ended December 31, 2006, was $6.93 and $6.80, respectively, based on the following assumptions:

	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	54.3%	54.7%
Risk free interest rate	4.7%	4.0-4.5%
Expected life of options (in years)	8.0	10.0

As of December 31, 2006 there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche B options, which will be amortized over a remaining period of 6.9 years.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

Prior to the adoption of SFAS 123R on January 1, 2006, deferred compensation (a component of stockholder’s equity) was established for the fair value of restricted shares granted. As a result, deferred compensation is shown as a reduction to the Successor Company’s stockholder’s equity in the accompanying consolidated balance sheet at December 31, 2005. Upon adoption of SFAS No. 123R on January 1, 2006, deferred compensation was reversed and reclassified to additional paid-in capital. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period.

The adoption of SFAS 123R required the Company to estimate pre-vesting forfeitures due to service or performance conditions not being met. The cumulative effect adjustment related to the amount of compensation cost related to outstanding awards that are not expected to vest based on historical forfeiture rates was not material.

For the year ended December 31, 2006, 3,600 shares were granted. Total unrecognized compensation cost related to nonvested restricted stock was $0.1 at December 31, 2006, which will be amortized over a remaining period of 0.9 years.

12. Segment and Related Information

We follow the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (“CODM”) to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based on operating income (loss). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Our operating segments are based on internal management reporting, which disaggregates business units by product group and geographic region. Certain geographic regions and product groups with similar economic and other basic characteristics are aggregated for reporting purposes. Our operating segments are organized into three product group reportable segments. Each segment is described as follows:

•

Plates and Shapes consists of 22 facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing. This segment provides processing services such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length, blast and paint, and tee-splitting.

•

Flat Rolled and Non-Ferrous consists of 12 facilities that maintain an inventory of cold rolled, coated, and hot rolled steel products and various non-ferrous flat rolled products including aluminum, stainless steel, copper and brass. This segment provides processing services such as slitting, precision blanking, leveling, cut-to-length, punching, bending and shearing.

•

Building Products consists of 18 operating locations and 25 sales and distribution centers that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

The following table summarizes financial information regarding these segments:

	Plates and Shapes	Flat Rolled	Building Products	Corp, Elims And Other	Total
Successor Company:
Year ended December 31, 2006
Net sales	$856.6	$776.0	$189.8	$(19.5)	$1,802.9
Operating income (loss)	95.9	44.3	9.7	(30.9)	119.0
Total assets	452.2	331.7	102.6	95.4	981.9
Capital expenditures	11.1	2.8	2.7	0.3	16.9
Depreciation and amortization(1)	7.1	3.8	1.7	10.0	22.6

Period from May 9, 2005 (date of inception) to December 31, 2005:
Net sales	$54.5	$51.0	$13.2	$(1.8)	$116.9
Operating income (loss)	4.0	0.6	(0.7)	(3.0)	0.9
Total assets	292.9	191.1	103.0	208.3	795.3
Capital expenditures	4.1	0.2	0.1	—	4.4
Depreciation and amortization(1)	0.4	0.3	0.1	0.7	1.5

Predecessor Company:
Period from January 1, 2005 to November 30, 2005:
Net sales	$640.2	$719.9	$181.9	$(19.9)	$1,522.1
Operating income (loss)	64.4	34.9	17.5	(34.7)	82.1
Total assets	235.0	115.5	92.5	189.9	632.9
Capital expenditures	9.6	2.3	3.1	0.9	15.9
Depreciation and amortization(1)	1.5	0.4	0.5	1.1	3.5

Year ended December 31, 2004:
Net sales	$621.0	$723.2	$183.0	$(17.4)	$1,509.8
Operating income (loss)	103.2	81.8	7.9	(19.2)	173.7
Total assets	274.4	211.3	79.2	145.1	710.0
Capital expenditures	10.3	2.3	2.2	2.6	17.4
Depreciation and amortization	0.9	0.3	0.4	0.4	2.0

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

The amounts shown as an operating loss under the column heading “Corp, Elims and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment.

The reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is shown within the Consolidated Statements of Operations and therefore is not separately presented.

Our areas of operations are solely in the U.S. and Canada. No geographic area is significant to the consolidated operations. Export sales were $10.1, $7.9 and $7.3 for the years ended December 31, 2006, 2005 and 2004, respectively. We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2006, 2005, and 2004, sales to any one customer did not exceed 10% of consolidated revenues.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

13. Employee Benefit Plans

The Metals USA 401(k) Plan (the “Plan”) was established on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Plan on hire date. Employee contributions are limited to the Internal Revenue Service established annual dollar limits. Prior to January 1, 2004, participants were eligible to join the Plan after completing six full calendar months of service and contributions were limited to 15% of eligible compensation.

Effective December 31, 2003, active employees are 100% vested in both prior and future Company matching contributions and earnings. Employees hired after December 31, 2003 become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service. On January 1, 2004, the Predecessor Company match was reinstated after being suspended on October 1, 2001. We match 100% of the first 2% of each employee’s contributions.

The Metals USA Union 401(k) Plan was established on October 1, 1998 to provide a standard defined contribution savings plan for all employees covered under the terms of a collective bargaining agreement (the “Union Plan”). Metals USA is not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement. The Union Plan allows the employee to contribute up to 25% of their eligible compensation. The Metals USA match for the Union Plan is 1/2% up to the first 6% of an employee’s contribution.

The Company’s matching contributions for the year ended December 31, 2006 were not material for both plans. Matching contributions by the Successor Company for both plans for the period from May 9, 2005 (date of inception) to December 31, 2005 were $0.1. Matching contributions by the Predecessor Company for the period from January 1, 2005 to November 30, 2005 were $1.5 for both plans. In 2004, the Predecessor Company’s matching contributions were $1.7 for both plans.

14. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2006 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2007	$17.2
2008	15.1
2009	11.0
2010	9.8
2011	8.7
Thereafter	14.5

Total minimum lease payments	$76.3

Rental expense for operating leases was $15.7 for the year ended December 31, 2006. Rental expense for the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005 and for the Predecessor Company for the period January 1, 2005 to November 30, 2005 and the year ended December 31, 2004, was $1.2, $13.2, and $17.0, respectively. Certain of these leases are with individuals and companies previously affiliated with the Predecessor Company.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

Letters of Credit

Letters of credit outstanding at December 31, 2006 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $11.9 (total letters of credit of $17.7 at December 31, 2006). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Dividends on Holdings Notes

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate plans to provide funds to service Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012 (the “Holdings Notes”) issued in December 2006 through payment of quarterly dividends to Metals USA Holdings. During the second quarter of 2007, Flag Intermediate expects to pay Metals USA Holdings a $5.4 million dividend to finance the initial quarterly interest payment due April 15, 2007.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

15. Related Party Transactions

Upon completion of the Merger, we and Metals USA Holdings entered into a management agreement with Apollo pursuant to which Apollo or its affiliates provide us with management services. Pursuant to such agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless earlier terminated by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, and reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the year ended December 31, 2006, amortization of deferred management fees was $1.2, with $0.7 recorded as and administrative expense and $0.5 recorded as interest expense.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.9	$3.1	$0.2	$—	$14.2
Accounts receivable	0.6	—	210.3	1.3	—	212.2
Inventories	—	—	445.9	1.4	—	447.3
Deferred tax asset	—	15.0	—	—	—	15.0
Prepaid expenses and other	—	10.9	3.9	0.1	—	14.9

Total current assets	0.6	36.8	663.2	3.0	—	703.6
Property and equipment, net	—	2.8	189.3	2.5	—	194.6
Intangible assets, net	—	12.2	5.7	2.0	—	19.9
Goodwill	—	27.4	16.4	3.3	—	47.1
Investment in subsidiaries, net	148.2	259.9	—	—	(408.1)	—
Other assets, net	—	16.6	0.1	—	—	16.7

Total assets	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$2.2	$68.6	$0.4	$—	$71.2
Accrued liabilities	0.6	34.9	23.2	0.3	—	59.0
Current portion of long-term debt	—	0.4	0.1	—	—	0.5

Total current liabilities	0.6	37.5	91.9	0.7	—	130.7
Long-term debt, less current portion	—	604.0	6.1	—	—	610.1
Deferred income tax liability	—	67.6	—	—	—	67.6
Intercompany payable (receivable)	—	(515.5)	467.9	47.0	0.6	—
Other long-term liabilities	—	13.9	10.6	1.4	—	25.9

Total liabilities	0.6	207.5	576.5	49.1	0.6	834.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006	—	—	—	—	—	—
Additional paid-in capital	118.0	118.0	149.8	20.1	(287.9)	118.0
Retained earnings	30.2	30.2	148.4	(57.8)	(120.8)	30.2
Accumulated other comprehensive loss	—	—	—	(0.6)	—	(0.6)

Total stockholder’s equity	148.2	148.2	298.2	(38.3)	(408.7)	147.6

Total liabilities and stockholder’s equity	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

As of December 31, 2005	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$5.7	$5.6	$—	$—	$11.3
Accounts receivable	—	—	172.9	—	—	172.9
Inventories	—	—	350.7	—	—	350.7
Deferred tax asset	—	8.3	—	—	—	8.3
Prepaid expenses and other	—	19.1	6.1	—	—	25.2

Total current assets	—	33.1	535.3	—	—	568.4
Property and equipment, net	—	—	171.6	—	—	171.6
Intangible assets, net	—	21.5	—	—	—	21.5
Goodwill	—	15.8	—	—	—	15.8
Investment in subsidiaries, net	132.0	201.3	—	—	(333.3)	—
Other assets, net	—	16.7	1.3	—	—	18.0

Total assets	$132.0	$288.4	$708.2	$—	$(333.3)	$795.3

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$68.2	$—	$—	$68.2
Accrued liabilities	0.4	15.7	30.2	—	—	46.3
Current portion of long-term debt	—	0.6	—	—	—	0.6

Total current liabilities	0.4	16.3	98.4	—	—	115.1
Long-term debt, less current portion	—	466.8	6.1	—	—	472.9
Deferred income tax liability	—	60.0	—	—	—	60.0
Intercompany payable (receivable)	(0.4)	(392.2)	355.3	37.3	—	—
Other long-term liabilities	—	5.5	9.8	—	—	15.3

Total liabilities	—	156.4	469.6	37.3	—	663.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2005	—	—	—	—	—	—
Additional paid-in capital	134.0	134.0	149.8	20.1	(303.9)	134.0
Deferred compensation	—	—	—	—	—	—
Retained earnings	(2.0)	(2.0)	88.8	(57.4)	(29.4)	(2.0)

Total stockholder’s equity	132.0	132.0	238.6	(37.3)	(333.3)	132.0

Total liabilities and stockholder’s equity	$132.0	$288.4	$708.2	$—	$(333.3)	$795.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

For the Year Ended December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,795.9	$7.0	$—	$1,802.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,366.8	5.0	—	1,371.8
Operating and delivery	—	0.5	174.5	0.5	—	175.5
Selling, general and administrative	—	3.4	110.9	0.9	—	115.2
Depreciation and amortization	—	9.3	11.7	0.4	—	21.4

Operating income (loss)	—	(13.2)	132.0	0.2	—	119.0
Other (income) expense:
Interest expense	—	53.8	0.3	—	—	54.1
Intercompany charges	—	(72.8)	72.2	0.6	—	—
Equity in earnings of subsidiaries	(39.5)	(59.2)	—	—	98.7	—
Other (income) expense, net	—	(0.4)	(0.1)	—	—	(0.5)

Income (loss) before income taxes	39.5	65.4	59.6	(0.4)	(98.7)	65.4
Provision (benefit) for income taxes	—	25.9	—	—	—	25.9

Net income (loss)	$39.5	$39.5	$59.6	$(0.4)	$(98.7)	$39.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

For the Period From May 9, 2005 (Date of Inception) to December 31, 2005	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$116.9	$—	$—	$116.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	92.5	—	—	92.5
Operating and delivery	—	—	12.8	—	—	12.8
Selling, general and administrative	—	0.2	9.1	—	—	9.3
Depreciation and amortization	—	0.7	0.7	—	—	1.4

Operating income (loss)	—	(0.9)	1.8	—	—	0.9
Other (income) expense:
Interest expense	—	4.1	—	—	—	4.1
Intercompany charges	—	(4.1)	4.1	—	—	—
Loss (gain) on securitized receivables	—	—	—	—	—	—
Equity in earnings of subsidiaries	2.0	2.3	—	—	(4.3)	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	(2.0)	(3.2)	(2.3)	—	4.3	(3.2)
Provision (benefit) for income taxes	—	(1.2)	—	—	—	(1.2)

Net income (loss)	$(2.0)	$(2.0)	$(2.3)	$—	$4.3	$(2.0)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

For the Year Ended December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$39.5	$39.5	$59.6	$(0.4)	$(98.7)	$39.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities—
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Equity in earnings of subsidiaries	(39.5)	(59.2)	—	—	98.7	—
Provision for bad debts	—	—	4.1	—	—	4.1
Depreciation and amortization	—	10.0	12.6	—	—	22.6
Amortization of debt issuance costs	—	2.5	—	—	—	2.5
Deferred income taxes	—	(6.6)	—	—	—	(6.6)
Non-cash stock-based compensation	—	1.2	—	—	—	1.2
Changes in operating assets and liabilities, net of effects of acquisitions—
Accounts receivable	—	—	(35.4)	(0.2)	—	(35.6)
Inventories	—	—	(91.0)	(0.2)	—	(91.2)
Prepaid expenses and other	—	7.0	2.3	—	—	9.3
Accounts payable and accrued liabilities	—	26.0	(14.8)	0.1	—	11.3
Other operating, net	—	(0.6)	(3.0)	—	—	(3.6)

Net cash provided by (used in) operating activities	—	19.8	(65.5)	(0.7)	—	(46.4)

Cash flows from investing activities:
Sale of assets	—	—	1.6	—	—	1.6
Purchase of assets	—	—	(16.9)	—	—	(16.9)
Dividends Received	25.0	—	—	—	(25.0)	—
Acquisitions, net of cash	—	(45.7)	—	—	—	(45.7)

Net cash provided by (used in) investing activities	25.0	(45.7)	(15.3)	—	(25.0)	(61.0)

Cash flows from financing activities:
Net borrowings (repayments) on the ABL	—	137.6	—	—	—	137.6
(Repayments) on long-term debt	—	—	(0.5)	—	—	(0.5)
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)
Deferred financing costs and other	—	(1.8)	—	—	—	(1.8)
Net change in intercompany balances	—	(122.3)	112.6	9.7	—	—

Net cash provided by (used) in financing activities	(25.0)	(11.5)	112.1	9.7	25.0	110.3

Net increase (decrease) in cash	—	(37.4)	31.3	9.0	—	2.9
Cash, beginning of period	—	5.7	5.6	—	—	11.3

Cash, end of period	$—	$(31.7)	$36.9	$9.0	$—	$14.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

For the Period from May 9, 2005 (Date of Inception) to December 31, 2005	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2.0)	$(2.0)	$(2.3)	$—	$4.3	$(2.0)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities—
(Gain) loss on sale of property and equipment	—	—	—	—	—	—
Equity in earnings of subsidiaries	2.0	2.3	—	—	(4.3)	—
Provision for bad debts	—	—	8.5	—	—	8.5
Depreciation and amortization	—	0.7	0.8	—	—	1.5
Deferred income taxes	—	(1.6)	—	—	—	(1.6)
Changes in operating assets and liabilities, net of effects of the Merger—
Accounts receivable	—	—	8.1	—	—	8.1
Inventories	—	—	(13.4)	—	—	(13.4)
Prepaid expenses and other	—	(6.9)	0.3	—	—	(6.6)
Accounts payable and accrued liabilities	0.4	6.1	5.7	—	—	12.2
Other operating, net	—	0.6	—	—	—	0.6

Net cash provided by (used in) operating activities	0.4	(0.8)	7.7	—	—	7.3

Cash flows from investing activities:
Sale of assets	—	—	—	—	—	—
Purchase of assets	—	—	(4.4)	—	—	(4.4)
Investment in subsidiary	(134.0)	—	—	—	134.0	—
Acquisition of Metals USA, Inc., net of cash	—	(430.1)	—	—	—	(430.1)

Net cash provided by (used in) investing activities	(134.0)	(430.1)	(4.4)	—	134.0	(434.5)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facilities	—	(145.3)	—	—	—	(145.3)
Net borrowings (repayments) on the ABL	—	191.4	—	—	—	191.4
Proceeds from issuance of Senior Secured Notes	—	275.0	—	—	—	275.0
(Repayments) on long-term debt	—	—	—	—	—	—
Capital contribution	134.0	134.0	—	—	(134.0)	134.0
Issuance of common stock	—	—	—	—	—	—
Deferred financing costs and other	—	(16.6)	—	—	—	(16.6)
Net change in intercompany balances	(0.4)	(1.9)	2.3	—	—	—

Net cash provided by (used) in financing activities	133.6	436.6	2.3	—	(134.0)	438.5

Net increase in cash	—	5.7	5.6	—	—	11.3
Cash, beginning of period	—	—	—	—	—	—

Cash, end of period	$—	$5.7	$5.6	$—	$—	$11.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions)

17. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2006, and 2005 is as follows:

	2006 Quarter Ended				2005 Quarter Ended
	Successor					Predecessor
	Dec 31	Sept 30	Jun 30	Mar 31	Dec. 1 – Dec. 31	Oct 1 – Nov 30	Sept 30	Jun 30	Mar 31
Net sales	$437.5	$477.6	$458.2	$429.6	$116.9	$271.6	$396.1	$426.8	$427.6
Operating income (loss)	24.0	42.9	36.6	15.5	0.9	4.4	20.0	26.7	31.0
Net income (loss)	6.2	17.3	13.9	2.1	(2.0)	0.7	11.2	14.3	17.3

18. Subsequent Event

During December 2006, Metals USA Holdings issued the Holdings Notes. In January 2007, Metals USA Holdings used the net proceeds from the issuance of the Holdings Notes, as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “Special Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the Holdings Notes, including a $1.5 non-recurring transaction fee to Apollo.

In connection with the Special Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 11 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

Because the payment of the Special Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we will be required to recognize $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2006, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

Management acknowledges its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes Oxley-Act of 2002 within the prescribed period, we have been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, purchased an internal control documentation and management database software package, and adopted a detailed project work plan to (i) assess the adequacy of our internal controls over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We will be first subject to the requirements of Section 404 for inclusion of management’s report on internal control over financial reporting when we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and we will be required to obtain the independent registered public accounting firm’s assessment of such internal controls when we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 9B. Other Information.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corporation 2006 Deferred Compensation Plan (the “Plan”). The Plan was adopted in connection with the Special Dividend described further in Item 11—Executive Compensation—“Compensation Discussion and Analysis,” and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for an estimated total of approximately $2.3 million. Amounts credited to the accounts of our named executive officers are as follows: C. Lourenço Gonçalves—$1,190,614; Robert C. McPherson, III—$132,282, John A. Hageman—$191,552; Roger Krohn—$123,984; and David Martens—$34,440. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period.

PART III

Item 10. Executive Officers and Directors; Corporate Governance

Our executive officers and directors as of the date of this Annual Report on Form 10-K are as follows. Each is a citizen of the U.S. unless otherwise indicated.

Name	Age	Position
Executive Officers:
C. Lourenço Gonçalves	49	President and Chief Executive Officer
Robert C. McPherson, III	43	Senior Vice President and Chief Financial Officer
John A. Hageman	52	Senior Vice President, Chief Legal Officer, Chief Administrative Officer and Secretary
Keith Koci	42	Senior Vice President—Business Development
Roger Krohn	53	President of the Flat Rolled Group
David Martens	54	President of the Plates and Shapes Group—West
Joe Longo	59	President of the Plates and Shapes Group—East

Directors:
C. Lourenço Gonçalves	49	Director, Chairman of the Board of Directors
Joshua J. Harris	42	Director
Marc E. Becker	34	Director(1)
M. Ali Rashid	30	Director(1)
Eric L. Press	41	Director
John T. Baldwin	50	Director(1)

(1)	Member of the Audit Committee of Metals USA.

C. Lourenço Gonçalves, 49, has been President and Chief Executive Officer and one of our directors since February 2003 and President, Chief Executive Officer and Chairman of Metals USA Holdings since May 1, 2006. Mr. Gonçalves became President of the Building Products Group in September 2006. Mr. Gonçalves served as President and Chief Executive Officer of CSI from March 1998 to February 2003. From 1981 to 1998, he was employed by Companhia Siderurgica Nacional, where he held positions as a managing director, general superintendent of Volta Redonda Works, hot rolling general manager, cold rolling and coated products general manager, hot strip mill superintendent, continuous casting superintendent and quality control manager. Mr. Gonçalves is a metallurgical engineer with a masters degree from the Federal University of Minas Gerais State and a bachelor’s degree from the Military Institute of Engineering in Rio de Janeiro, Brazil.

Robert C. McPherson, III, 43, became Senior Vice President on March 31, 2003 and Chief Financial Officer on December 1, 2005 and Senior Vice President and Chief Financial Officer of Metals USA Holdings on May 1, 2006. From August 2004 through November 2005, Mr. McPherson was President of our Building Products Group and from March 2003 to August 2004, Mr. McPherson was Senior Vice President, Business Development. Prior to joining us, Mr. McPherson was employed at CSI from 1989 until March 2003. Mr. McPherson served in a number of capacities at CSI, most recently having served as Treasurer and Controller from 1996 until 2003, Assistant Treasurer from 1992 until 1996, and as Cash Management Administrator from 1989 until 1992.

John A. Hageman, 52, became Senior Vice President, Chief Legal Officer, Chief Administrative Officer and Secretary in April 1997 and of Metals USA Holdings on May 1, 2006. From 1987 through 1997 Mr. Hageman was Senior Vice President of Legal Affairs, General Counsel and Secretary of Physician Corporation of America. From 1981 to 1987, Mr. Hageman was a partner with a law firm in Wichita, Kansas.

Keith Koci, 42, became Senior Vice President, Business Development on December 1, 2005 and of Metals USA Holdings on May 1, 2006. Mr. Koci joined us in August, 1998 as a regional controller in the Flat Rolled

Group, subsequently served as Corporate Director of Budgeting from August 2003 through May 2004, and then served as Vice President, Corporate Controller from May 2004 through November 2005. Mr. Koci is a certified public accountant licensed in the state of Texas. Prior to joining us, Mr. Koci was CFO and Controller for Optimum Nutrition Inc. from 1996 until 1998.

Roger Krohn, 53, became President of the Flat Rolled Group in November of 2003 and is responsible for the operations of our Flat Rolled Group. Mr. Krohn served as President of Krohn Steel Service Center from 1982 until 1998. After we acquired Krohn Steel Service Center in 1998, Mr. Krohn remained as President and General Manager until becoming President of the Flat Rolled Group in November 2003. After attending college, Mr. Krohn served seven years as a pilot in the U.S. Air Force commissioned as an officer in 1975.

David A. Martens, 54, became President of the Plates and Shapes Group—West in 2005 and is responsible for the operations of our Plates and Shapes Western Region. From 1999 through 2005, Mr. Martens was Vice President of our Plates and Shapes South Central Region. Mr. Martens was employed at Singer Steel, Inc. from 1978 until it was acquired by Uni-Steel, Inc. in 1987. Mr. Martens served in a number of capacities at Uni-Steel, most recently Executive Vice President from 1992 to 1997.

Joe Longo, 59, became President of the Plates and Shapes Group—East in July of 2005 and is responsible for 16 Plates and Shapes operations. Mr. Longo served as Vice President, Plates and Shapes Northeast since January 2001. Mr. Longo began his career with Bethlehem Steel in 1972 and entered the Steel Service Center industry in 1983 and held various management positions including Vice President East for Levinson Steel, a company later purchased by Metals USA. Mr. Longo is a graduate of the University of Maryland.

Joshua J. Harris, 42, became a director on November 30, 2005 and a director of Metals USA Holdings on May 9, 2005. Mr. Harris is a founding partner of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions department of Drexel Burnham Lambert, Incorporated. Mr. Harris is also a director of Hexion Specialty Chemicals, Inc., Nalco Holding Company, Quality Distribution, Inc., UAP Holding Corp., Covalence Specialty Materials, Inc., Verso Paper Inc. and Momentive Performance Materials Holdings Inc. Mr. Harris graduated Summa Cum Laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a BS in Economics and received his MBA from the Harvard Business School, where he graduated as a Baker and Loeb Scholar.

Marc E. Becker, 34, became a director on November 30, 2005 and a director of Metals USA Holdings on May 9, 2005. Mr. Becker is a partner of Apollo. He has been employed with Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on the boards of directors of Affinion Group Inc., National Financial Partners Corporation and Quality Distribution, Inc. Mr. Becker graduated Cum Laude with a BS in Economics from the Wharton School of the University of Pennsylvania.

M. Ali Rashid, 30, became a director on November 30, 2005 and a director of Metals USA Holdings on May 9, 2005, and is a principal of Apollo. He has been employed with Apollo since 2000. From 1998 to 2000, Mr. Rashid was employed by the Goldman Sachs Group, Inc. in the Financial Institutions Group of its Investment Banking Division. He is a director of Quality Distribution, Inc. Mr. Rashid received an MBA from the Stanford Graduate School of Business and graduated Magna Cum Laude from Georgetown University with a BS in Business Administration.

Eric L. Press, 41, became a director on November 30, 2005 and a director of Metals USA Holdings on May 9, 2005. Mr. Press is a partner of Apollo. He has been employed with Apollo since 1998 and has served as an officer of certain affiliates of Apollo. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. Mr. Press serves on the boards of directors of Affinion Group Inc. and Quality Distribution. Mr. Press graduated Magna Cum Laude from Harvard College with an AB in Economics, and from Yale Law School.

John T. Baldwin, 50, became a director on January 18, 2006 and a director and Chairman of the Audit Committee of Metals USA Holdings on May 1, 2006. Mr. Baldwin served as Senior Vice President and Chief Financial Officer of Graphic Packaging Corporation from September 2003 to August 2005, and as Vice President and Chief Financial Officer of Worthington Industries, Inc. from December 1998 to September 2003. He joined Worthington, a steel processor, in 1997 as treasurer. Prior to Worthington, Mr. Baldwin served in various financial capacities at Tenneco Inc. in Greenwich, Connecticut, London, England and Houston, Texas. Mr. Baldwin is a graduate of the University of Houston and the University of Texas School of Law. Mr. Baldwin has served on the Board of The Genlyte Group Incorporated, a lighting manufacturer, since March 2003 and has been Chairman of the Audit Committee of The Genlyte Group Incorporated since April 2006.

There are no family relationships between any of our executive officers or directors.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors consists of Messrs. Baldwin, Becker and Rashid (of whom Mr. Baldwin has been deemed independent pursuant to Rule 10A-3 of the Exchange Act by our board of directors and is chairman of the audit committee). Our Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit and with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. Mr. Baldwin is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Ethics

The Board has adopted a “code of ethics” as defined by the applicable rules of the SEC, and has been posted on our Internet website, http://www.metalsusa.com.

Item 11. Executive Compensation

Report on Executive Compensation

The Compensation Committee of the Board of Directors of Metals USA Holdings, our parent company, has furnished the following report for inclusion in this Annual Report on form 10-K:

The Compensation Committee is responsible for administering the Company’s executive compensation program. Among other things, we review general compensation issues and determine the compensation of the company’s CEO and all other senior executives and key employees (hereafter collectively referred to as the “Executives”), and make determinations regarding, and administer, all of our employee compensation plans that provide benefits to the Executives, as well as our employees in general.

We have reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K, and we met and held discussions with the company’s management with respect to that portion of this Annual Report on Form 10-K. Based upon our review and discussions with management, we recommended to its Board of Directors the inclusion of the Compensation Discussion and Analysis appearing in this Annual Report on Form 10-K.

Respectfully submitted,

The Compensation Committee of the Board of Directors

M. Ali Rashid, Chairman
Marc E. Becker

No portion of this report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference the Annual Report on Form 10-K in which this report appears in its entirety, except to the extent that the company specifically incorporates this report or a portion of this report by reference. In addition, this report shall not otherwise be deemed to be “soliciting material” or to be “filed” under either of such Acts.

Compensation Discussion and Analysis

Overview of Compensation Program. During all of 2006 through February 9, 2007, the Board of Directors of Metals USA Holdings (currently consisting of the same directors as are on the respective boards of directors of Metals USA and Flag Intermediate), excluding Mr. Gonçalves, performed the functions of a compensation committee, and as such had the responsibility for establishing, implementing and monitoring compliance with the Company’s compensation philosophy. On February 9, 2007, said board established a compensation committee to ensure that the total compensation and benefits paid to or provided to Executives is reasonable, fair, and competitive (hereafter, said Board of Directors, excluding Mr. Gonçalves, and the compensation committee (together with our Board of Directors where appropriate) shall be referred to collectively as the “Compensation Committee”).

Compensation Philosophy and Objectives. The Compensation Committee believes an effective compensation program should be one that is designed to: attract and retain the best possible executive talent; tie annual and long-term cash and equity incentives to the achievement of measurable corporate, business unit and individual performance objectives; and align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee implements, maintains and monitors compensation plans which tie a substantial portion of the Executives’ overall compensation to the achievement of established objective goals including: profitability, safety and the efficient use of capital. When establishing these objectives and goals, the Compensation Committee considers those established by companies of similar size in our industry while taking into account our strategic goals and relative performance.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes all compensation decisions for the Chief Executive Officer, and all decisions relating to equity based compensation awards. The Compensation Committee together with recommendations and input from the Chief Executive Officer, makes non-equity compensation decisions with respect to the other Executives.

On at least an annual basis, the Compensation Committee reviews the performance of the Chief Executive Officer as compared with the achievement of the Company’s objective goals and any individual goals. The Compensation Committee, together with the Chief Executive Officer, annually reviews the performance of each individual Executive as compared with the achievement of Company or operating division goals, as the case may be, together with each Executive’s individual goals. The Compensation Committee can then exercise its discretion in modifying any recommended adjustments or awards to the Executives.

Setting Executive Compensation. Based on the above objectives and philosophies, the Compensation Committee has established annual and long-term cash and equity compensation components to motivate the Executives to achieve, and hopefully exceed, the business goals established by the Company and to fairly reward such executives for achieving such goals. The Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to executive compensation. The Compensation Committee periodically conducts a benchmark review of the aggregate level and mix of our Executive compensation against companies in our same industry (both public and privately held).

2006 Executive Compensation Components

For fiscal year ended December 31, 2006, the principal components of compensation for our Executives are described below:

Base Salary. The Company provides Executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the Executives in their respective roles. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience, including the terms of any agreements we have in place with such executive officer. Base salaries are established for a given position taking into consideration the factors discussed above together with available market or comparable salary data. The Company tries to set base salaries at or slightly above the midpoint of the base salary comparables for each position.

Performance-Based Executive Incentive Compensation Plan. For fiscal 2006, an Executive Incentive Compensation Plan (the “EICP”) was established by the Board of Directors in early 2006. The EICP establishes objectives for the calculation of annual cash bonuses for each Executive, subject to Compensation Committee oversight and modification. The EICP provides for annual incentive bonuses which are intended to compensate officers for achieving or exceeding Company and/or operating group financial and operational goals and for achieving individual annual performance goals. The EICP uses a sliding scale applied to various targets with corresponding achievement levels. No bonus is earned unless the minimum targets are achieved. Each component can result in additional bonus being earned should the targets be exceeded. For fiscal year 2007, the EICP objectives will again be primarily based on profitability, safety, and the efficient use of capital.

Incentives under the EICP are paid in cash and are typically paid in a single installment in the first quarter following the completion of a given fiscal year. The Compensation Committee has reserved the right under the EICP to also pay “discretionary” bonuses. Such discretionary bonuses are paid if the Compensation Committee determines that a particular Executive has exceeded the objectives and/or goals established for such Executive or made a unique contribution to the Company during the year.

Equity Program; Stock Options and Restricted Stock. Under the Metals USA Holdings Amended and Restated 2005 Stock Incentive Plan (the “Plan”), the Compensation Committee may make various types of awards with respect to Metals USA Holdings’ common stock. Metals USA Holdings is a privately held company and its common stock, including any stock issued or obtained pursuant to the Plan, has transfer restrictions. The maximum amount of common stock that can be issued (or in respect of which awards can be issued) under the 2005 Stock Incentive Plan is limited to 1.4 million shares. Among other things, the Compensation Committee decides which of our Executives, employees, directors or consultants shall receive awards under the Plan and the type of award made. In the case of stock options granted under the Plan, the Compensation Committee determines strike price, vesting terms, and such other terms or conditions as the Compensation Committee may determine, in their sole discretion, provided it is allowed under the Plan. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. All of the awards granted to management under the Plan were granted on the effective date of the Merger. Awards granted to our Board of Directors were made in January 2006. The 2006 awards to Mr. Gonçalves were received by Mr. Gonçalves in connection with his exercise of certain of his options granted at the effective date of the Merger.

The Compensation Committee has not established any plan for the issuance of equity awards to management. Newly elected directors are granted 40,000 shares of non-qualified options at fair market value which vest ratably over five years.

We do not have any program, plan or practice in place for selecting grant dates for awards under the Plan in coordination with the release of material non-public information. The exercise price for the option awards is the fair market value of the stock of Metals USA Holdings on the date of grant. The fair market value is calculated based on the date of grant using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. The Compensation Committee is not prohibited from granting options at times when they are in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of such awards promotes, on a short term and long term basis, an enhanced personal interest and alignment of those Executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such Executives for achieving Company goals but also provide additional incentives for Executives to remain with the Company.

In connection with the May 2006 dividend and pursuant to the Plan’s provisions of rights preservation, the Compensation Committee modified the outstanding options by reducing the per share exercise price by $1.78 in order to retain the participants’ rights proportionate with those prior to the dividend payment. In connection with a Special Dividend paid to Metals USA Holdings’ shareholders in January 2007, the outstanding employee stock options under the Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced from $4.89 to $4.00. Because the payment of the special dividend discussed above resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Compensation Committee exercised its discretion under the Plan to vest all of the outstanding Tranche B options.

Deferred Compensation Plan. In connection with the Special Dividend and vesting of certain of Metals USA Holdings’ options in January 2007 as described above, certain of our executives’ outstanding unvested options were modified and converted to a deferred compensation plan. Payment of an estimated total of approximately $2.3 million to our senior management under this deferred compensation plan is subject to continued employment for two years following the modification date (January 3, 2007). The deferred compensation plan was created because the reduction in the exercise prices of the options was less than the amount of the dividend per share. Accordingly, an amount approximately equal to the balance of the dividend was paid to holders of vested options, and credited to the deferred compensation plan for holders of unvested options.

401(k) Plan. Our executive officers are eligible to participate in our companywide 401k plan for salaried employees. The Company matches the first 2% of the employee contribution.

Perquisites and Other Personal Benefits. The Company provides the Executives, including other employees generally, with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable, competitive and which are consistent with the overall compensation program to enable the Company to attract and retain qualified employees for key positions. The Compensation Committee periodically reviews the perquisites and other benefits provided to the Executives, as well as the other employees.

Tax Treatment. Our board of directors considers the anticipated tax treatment of our executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to a company’s chief executive officer or any of its other four most highly compensated executive officers in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. Compensation received under the EICP is performance-based, and therefore qualifies for the exemption from the deduction limit. As such, during 2006, none of our employees subject to this limit received Section 162(m) compensation in excess of $1 million. Consequently, the requirements of Section 162(m) should not affect the tax deductions available to us in connection with our senior executive compensation program for 2006.

Conclusion. The Company’s compensation policies are designed to reasonably and fairly motivate, retain and reward our Executives for achieving the Company’s objectives and goals.

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006. Amounts listed under the columns entitled “Bonus,” “Non-Equity Incentive Plan Compensation,” and “All Other Compensation” were determined and approved by the Board of Directors.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name And Principal Position	Fiscal Year	Salary $	Bonus $(1)	Stock Awards $(2)	Option Awards $(3)	Non-Equity Incentive Plan Compensation $(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $(5)	Total $
C. Lourenço Gonçalves	2006	585,000	27,329	36,000	493,169	828,656	—	105,091	2,075,245
President and Chief Executive Officer

Robert C. McPherson, III	2006	300,000	—	27,500	56,763	262,178	—	15,507	661,948
Senior Vice President and Chief Financial Officer

John A. Hageman	2006	290,000	—	—	82,191	253,438	—	37,017	662,646
Senior Vice President and Chief Legal Officer

Roger Krohn,	2006	280,000	—	24,500	53,199	247,848	—	15,612	621,159
President Flat Rolled Group

David A. Martens	2006	250,000	35,000	8,000	14,779	251,062	—	14,300	573,141
President Plates and Shapes Group— West

(1)	The amounts in column (d) reflect the amount attributable to annual bonus paid to the named executive officers based on the discretion of our Board of Directors, which is discussed further under “Compensation Discussion and Analysis” above.
(2)	The amounts in column (e) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to Metals USA Holdings’ 2005 Stock Incentive Plan and thus include amounts from awards granted in and prior to 2006. See Note 11 to our Consolidated Financial Statements for the fiscal year ended December 31, 2006 for further discussion of restricted stock awards.
(3)	The amounts in column (f) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to Metals USA Holdings’ Amended and Restated 2005 Stock Incentive Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2006 are included in Note 11 to our Consolidated Financial Statements.
(4)	The amounts in column (g) reflect the cash awards to the named individuals under the EICP, which is discussed further under “Compensation Discussion and Analysis” above.
(5)	The amounts in column (i) reflects for each named executive officer:

•

matching contributions allocated by the Company to each of the named executive officers pursuant to the Metals USA Inc. 401(k) Plan, which is described more fully in Note 13 to our Consolidated Financial Statements;

•	the amount attributable to Company payments for personal use of automobiles;

•

the amount of income taxes paid by the Company on behalf of the named executive officer for automobile allowances as follows: C. Lourenço Gonçalves—$8,603, Robert C. McPherson, III—$4,130, and John A. Hageman—$4,130;

•	the amounts attributable to Company reimbursements for club dues payable by each of the named executive officers;

•	the amounts attributable to Company reimbursements for medical insurance premiums and life insurance premiums; and

•	the dollar value of dividends paid on stock awards, which amounted to $70,488 for C. Lourenço Gonçalves, in connection with a special dividend paid to Metals USA Holdings’ stockholders in May 2006.

None of the other amounts attributable to each such perquisite or benefit exceeds the greater of $25,000 or 10% of the total amount of perquisites for each named executive officer.

Grants of Plan-Based Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units #(2)	All Other Option Awards: Number of Securities Underlying Options #(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards $
	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
C. Lourenço Gonçalves	3/17/06	—	643,500	1,251,900	—	—	—	3,600	—	—	36,000
									40,790	8.89	266,399
Robert C. McPherson, III		—	210,000	402,000	—	—	—	—	—	—	—
John A. Hageman		—	203,000	388,600	—	—	—	—	—	—	—
Roger Krohn		—	196,000	375,200	—	—	—	—	—	—	—
David A. Martens		—	175,000	335,000	—	—	—	—	—	—	—

(1)	The amounts shown in column (c) reflect the minimum payment level under the Metals USA Holdings’ Annual Incentive Bonus Plan for 2006, which is zero. The Plan does not have a maximum limit with respect to profitability objectives. For purposes of calculating the maximum presented in column (e), a 200% achievement level was assumed. It is not likely that a 200% achievement level would be met. These amounts are based on the individual’s current salary and position. See “Compensation Discussion and Analysis” above for further discussion.
(2)	The amounts shown in column (i) reflect the number of shares of stock granted to each named executive officer pursuant to employment agreements with each officer. On March 17, 2006, Mr. Gonçalves received a grant of 3,600 shares of Metals USA Holdings’ common stock with a grant date fair value of $10.00 per share. See “Compensation Discussion and Analysis” above and Note 11 to our Consolidated Financial Statements for further discussion of restricted stock awards.
(3)	The amounts shown in column (j) reflect the number of stock options granted to each named executive officer pursuant to employment agreements with each officer. On March 17, 2006, Mr. Gonçalves received a grant of options to purchase 40,790 shares of Metals USA Holdings’ common stock at an exercise price of $10.67 per share. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. In connection with a special dividend paid to Metals USA Holdings stockholders in May 2006, the exercise price was reduced to $8.89. The options’ exercise price was reduced by an amount equal to the per share amount of the dividend. These options were allocated equally into Tranches A and B and are subject to the vesting terms as described in Note 11 to our Consolidated Financial Statements.

Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings

Each of Messrs. Gonçalves, Hageman and McPherson has an employment agreement and each of Messrs. Krohn, Martens and Longo has a severance agreement with Metals USA.

Mr. Gonçalves’ Employment Agreement. Under his employment agreement, Mr. Gonçalves serves as our president and chief executive officer for an initial term of five years following the effective date of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice is given by either party. In addition, Mr. Gonçalves is a member of our board of directors. He receives an annual base salary of $585,000. Mr. Gonçalves is eligible to receive an annual bonus of not less than 100% of his base salary if we achieve specified performance objectives. In addition, pursuant to his employment agreement, he received two stock option grants at the effective date of the Merger, November 30, 2005, to purchase shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share. The first grant was for options to purchase 407,960 shares of Metals USA Holdings’ common stock and expires ten years after the grant date. Pursuant to his non-qualified stock option agreements, the options were classified as Tranche A options or Tranche B options. The Tranche A options cover 203,980 of the shares subject to the options, and 20% of these options vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. Tranche B includes the remaining 203,980 shares subject to this first grant of options and vests and becomes exercisable on the earlier of the eighth anniversary of the grant date and the date that the internal rate of return of funds managed by Apollo Management with respect to its investment in us equals or exceeds 25%. The second grant was for options to purchase 18,800 shares of Metals USA Holdings’ common stock and was fully vested as of the grant date and exercisable on or before March 30, 2006. Mr. Gonçalves exercised his options subject to the second grant on March 17, 2006. Pursuant to his option agreement, upon such exercise on March 17, 2006, Mr. Gonçalves received an additional grant of options to purchase 40,790 shares of Metals USA Holdings’ common stock at an exercise price of $10.67 per share. These additional options are allocated equally into Tranches A and B and are subject to similar vesting specifications as the first grant of options to purchase 407,960 shares of Metals USA Holdings discussed above. In connection with the May 2006 Dividend, the exercise price of the options granted on November 30, 2005, was reduced to $8.22 and the exercise price of the options granted on March 17, 2006 was reduced to $8.89. The options’ exercise price was reduced by an amount equal to the per share amount of the dividend. In connection with the Special Dividend, the exercise price of the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced $4.89 to $4.00. Further, Mr. Gonçalves received a grant of 36,000 restricted shares at the effective time of the Merger and an additional 3,600 upon the exercise of the 18,800 options discussed above, which vested immediately. Under the employment agreement, Mr. Gonçalves is provided employee benefits equal to or greater than those provided to him by us prior to the Merger. Upon Mr. Gonçalves’ termination of employment by us without “cause” or by Mr. Gonçalves for “good reason” (each as defined in the employment agreement) or upon our election not to renew his employment, Mr. Gonçalves will be entitled to receive the following severance payments and benefits: all accrued salary and bonus earned but not yet paid, a pro-rata bonus for the year in which the termination occurs, a lump sum payment equal to twelve months of his base salary, monthly payments equal to one-twelfth of his annual base salary beginning with the thirteenth month following the date of his termination, until the twenty-fourth month following his date of termination (or on the earlier date of his material violation of the terms of his employment agreement), and we will reimburse Mr. Gonçalves for the cost of COBRA Continuation coverage for a period of up to eighteen months. Additionally, Mr. Gonçalves will be subject to certain restrictions on his ability to compete with us or solicit our customers or employees for two years after his termination. Mr. Gonçalves’ employment agreement may also be terminated for “cause” (as defined in the employment agreement).

Mr. Hageman’s Employment Agreement. Under his employment agreement, Mr. Hageman serves as our senior vice president and chief legal officer and administrative officer for an initial term of two years following the effective date of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice is given by either party. Mr. Hageman receives an annual base salary of $290,000 and is eligible for an annual bonus of 70% of his base salary if we achieve specified performance objectives. In addition, at the effective date of the Merger, he received a stock option grant to purchase 73,000 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 36,500 of these options are classified as Tranche A Options, 20% of which vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 36,500 options are classified as Tranche B Options and will vest and become exercisable on the earlier of the eighth anniversary of the effective time of the Merger and the date that the internal rate of return of funds managed by Apollo Management with respect to its investment in us equals or exceeds 25%. In connection with the May 2006 Dividend, the exercise price of the options was reduced to $8.22. The exercise price was reduced by an amount equal to the per share amount of the dividend. In connection with the Special Dividend, the exercise price of the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00. Further, Mr. Hageman received a grant of 8,000 restricted shares on the effective date of the Merger, which vested immediately. Mr. Hageman is provided employee benefits equal to those provided to him by us prior to the Merger. Upon his termination of employment by us without “cause” or by Mr. Hageman for “good reason,” or upon our election not to renew his employment, Mr. Hageman will be entitled to the following severance payments and benefits: all accrued salary and bonus earned but not paid, a pro rata bonus for the year in which the termination occurs, his annual base salary for a period of eighteen months following his termination or, at our election, a lump sum payment equal to eighteen months of annual base salary (such payments to cease (or be repaid by Mr. Hageman on a pro-rata basis in the case of a lump sum payment) if he violates the terms of his employment agreement prior to such time), and we will reimburse Mr. Hageman for the cost of COBRA Continuation coverage for a period of up to eighteen months. Additionally, Mr. Hageman will be subject to certain restrictions on his ability to compete with us for eighteen months or solicit our customers or employees for two years after his termination. Mr. Hageman’s employment agreement may also be terminated for “cause” (as defined in the employment agreement).

Mr. McPherson’s Employment Agreement. Under his employment agreement, Mr. McPherson serves as our senior vice president and chief financial officer for an initial term of two years following the effective date of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice is given by either party. Mr. McPherson receives an annual base salary of $300,000 and is eligible for an annual bonus of 70% of his base salary if we achieve specified performance objectives. In addition, at the effective date of the Merger, he received a stock option grant to purchase 50,415 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 25,207 of these options are classified as Tranche A Options, and 20% of these options will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 25,208 options are classified as Tranche B Options and will vest and become exercisable on the earlier of the eighth anniversary of the grant date and the date that the internal rate of return of funds managed by Apollo Management with respect to its investment in us equals or exceeds 25%. In connection with the May 2006 Dividend, the exercise price of the options was reduced to $8.22. The exercise price was reduced by an amount equal to the per share amount of the dividend. In connection with the Special Dividend, the exercise price of the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00. Further, on the effective date of the Merger, Mr. McPherson received a grant of 5,500 restricted shares, which shares will vest on the second anniversary of the Merger. Mr. McPherson is provided employee benefits equal to those provided to him by us prior to the Merger. Upon Mr. McPherson’s termination of employment by us without “cause” or by Mr. McPherson for “good reason” (each as defined in the employment agreement) or upon our election not to renew his employment, Mr. McPherson will be entitled to receive the same severance payments as set forth in Mr. Hageman’s employment agreement and described above. Additionally, Mr. McPherson will be subject to certain restrictions on his ability to compete with us for eighteen months or solicit our customers or employees for two years after his termination. Mr. McPherson’s employment agreement may also be terminated for “cause” (as defined in the employment agreement).

Mr. Krohn’s Severance Agreement. Under his severance agreement, upon his termination of employment by us without “cause” or by Mr. Krohn for “good reason” as those terms are defined in the severance agreement, Mr. Krohn will be entitled to the following severance payments and benefits: his annual base salary for a period of twelve months following his termination of employment (such payments to cease if he violates any material terms of his severance agreement prior to such time), and we will reimburse Mr. Krohn for the cost of COBRA Continuation coverage for a period of up to twelve months. Additionally, Mr. Krohn will be subject to certain restrictions on his ability to compete with us for one year (two years if his employment is terminated for cause or he resigns without good reason) and to solicit our customers or employees for two years after his termination. In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Krohn received a stock option grant on November 30, 2005, at the effective time of the Merger, to purchase 47,250 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expire ten years after the grant date. Pursuant to his non-qualified stock option agreement, 23,625 of these options are classified as Tranche A Options, 20% of which vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 23,625 options are classified as Tranche B Options and will vest and become exercisable on the earlier of the eighth anniversary of the effective time of the Merger and the date that the internal rate of return of funds managed by Apollo Management with respect to its investment in us equals or exceeds 25%. In connection with the May 2006 Dividend, the exercise price was reduced to $8.22. The exercise price was reduced by an amount equal to the per share dividend. In connection with the Special Dividend, the exercise price of the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00. Further, pursuant to a restricted stock agreement with Metals USA Holdings, on the effective date of the Merger, Mr. Krohn received a grant of 4,900 restricted shares, which shares will vest on the second anniversary of the Merger.

Mr. Martens’ Severance Agreement. Under his severance agreement, upon his termination of employment by us without “cause” or by Mr. Martens for “good reason” as those terms are defined in the severance agreement, Mr. Martens will be entitled to the following severance payments and benefits: his annual base salary for a period of twelve months following his termination of employment (such payments to cease if he violates any material terms of his severance agreement prior to such time), and we will reimburse Mr. Martens for the cost of COBRA Continuation coverage for a period of up to twelve months. Additionally, Mr. Martens will be subject to certain restrictions on his ability to compete with us for one year (two years if his employment is terminated for cause or he resigns without good reason) and to solicit our customers or employees for two years after his termination. In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Martens received a stock option grant, at the effective time of the Merger, to purchase 13,126 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that will expire ten years after the grant date. Pursuant to his non-qualified stock option agreement, 6,563 of these options are classified as Tranche A Options, 20% of which will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 6,563 options are classified as Tranche B Options and will vest and become exercisable on the earlier of the eighth anniversary of the effective time of the Merger and the date that the internal rate of return of funds managed by Apollo Management with respect to its investment in us equals or exceeds 25%. In connection with the May 2006 Dividend, the exercise price of the options was reduced to $8.22. The exercise was reduced by an amount equal to the per share dividend. In connection with the Special Dividend, the exercise price of the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00. Further, pursuant to a restricted stock agreement with Metals USA Holdings, on the effective date of the Merger, Mr. Martens received a grant of 1,600 restricted shares, which shares will vest on the second anniversary of the Merger.

Mr. Longo’s Severance Agreement. Under his severance agreement, upon his termination of employment by us without “cause” or by Mr. Longo for “good reason” as those terms are defined in the severance agreement, Mr. Longo will be entitled to the following severance payments and benefits: his annual base salary for a period of twelve months following his termination of employment (such payments to cease if he violates any material terms of his severance agreement prior to such time), and we will reimburse Mr. Longo for the cost of COBRA Continuation coverage for a period of up to twelve months. Additionally, Mr. Longo will be subject to certain restrictions on his ability to compete with us for one year (two years if his employment is terminated for cause or he resigns without good reason) and to solicit our customers or employees for two years after his termination. In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Longo received a stock option grant, at the effective time of the Merger, to purchase 15,750 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that will expire ten years after the grant date. Pursuant to his non-qualified stock option agreement, 7,875 of these options are classified as Tranche A Options, 20% of which will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 7,875 options are classified as Tranche B Options and will vest and become exercisable on the earlier of the eighth anniversary of the effective time of the Merger and the date that the internal rate of return of funds managed by Apollo Management with respect to its investment in us equals or exceeds 25%. In connection with the May 2006 Dividend, the exercise price of the options was reduced to $8.22. The exercise price was reduced by an amount equal to the per share amount of the dividend. In connection with the Special Dividend, the exercise price of the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00. Further, pursuant to a restricted stock agreement with Metals USA Holdings, on the effective date of the Merger, Mr. Longo received a grant of 1,600 restricted shares, which shares will vest on the second anniversary of the Merger.

Bonus Plan

See “Compensation Discussion and Analysis” for a discussion of our EICP.

Amended and Restated 2005 Stock Incentive Plan

See “Compensation Discussion and Analysis” above and Note 11 to our Consolidated Financial Statements for a discussion and the Amended and Restated 2005 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)					Stock Awards(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
C. Lourenço Gonçalves	40,796	367,164	—	8.22	11/30/15	—	—	—	—
	—	40,790	—	8.89	11/30/15	—	—	—	—
Robert C. McPherson, III	5,042	45,373	—	8.22	11/30/15	5,500	$55,000	—	—
John A. Hageman	7,300	65,700	—	8.22	11/30/15	—	—	—	—
Roger Krohn	4,725	42,525	—	8.22	11/30/15	4,900	$49,000	—	—
David A. Martens	1,313	11,813	—	8.22	11/30/15	1,600	$16,000	—	—

(1)	See Note 11 to our Consolidated Financial Statements for the fiscal year ended December 31, 2006 for a description of Metals USA Holdings’ share option and restricted stock plans, including the vesting schedule.
(2)	As the common stock of Metals USA Holdings is held by Apollo and members of management, there is no established trading market for the common stock and it is not traded on any stock exchange. Since there is no closing market price at which to establish the market value of the awards reported in column (g), the $10.00 per share grant value has been used, which was determined on the date of grant using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings.

Option Exercises and Stock Vesting

	Option Awards(1)		Stock Awards(1)
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
C. Lourenço Gonçalves	18,800	$12,596	3,600	$36,000
Robert C. McPherson, III	—	—	—	—
John A. Hageman	—	—	—	—
Roger Krohn	—	—	—	—
David A. Martens	—	—	—	—

(1)	See Note 11 to our Consolidated Financial Statements for the fiscal year ended December 31, 2006 for further discussion of stock option exercises during the fiscal year ended December 31, 2006.

Potential Payments Upon Termination or Change in Control

Our employment and severance agreements are described under the “Grants of Plan-Based Awards” table above.

If (i) each of our named executive officers terminated their employment for “good reason” or was terminated other than for “cause,” death or disability, or (with respect to those executives with employment agreements) if we elected not to renew their employment agreements, or (ii) each of our named executive officers was terminated as a result of death or disability, as of December 31, 2006, our named executive officers would be paid the following amounts, respectively:

	Voluntary Termination or Involuntary without Cause Termination On 12-31-06	Death or Disability On 12-31-06
C. Lourenço Gonçalves:
Compensation
Accrued Bonus (Incentive Plan)	$828,656	$828,656
Lump Sum Salary (12 mos)	$585,000	$585,000
Lump Sum Salary—Death (24 mos)	—	$1,170,000
Monthly Salary (12 mos)	$585,000	—
Benefits and Perquisites
401(k) Savings Plans	$12,775	$12,775
Health and Welfare Benefits	$23,840	$23,840
Disability Income(1)	—	$1,672,586
Life Insurance Benefits(2)	—	$400,000
Accrued Vacation Pay	$33,750	$33,750
Robert C. McPherson, III:
Compensation
Accrued Bonus (Incentive Plan)	$262,178	$262,178
Lump Sum Salary (12 mos)	—	$300,000
Monthly Salary (18 mos)	$450,000	—
Benefits and Perquisites
401(k) Savings Plans	$11,690	$11,690
Health and Welfare Benefits	$23,840	$23,840
Disability Income(1)	—	$1,950,413
Life Insurance Benefits(2)	—	$400,000
Accrued Vacation Pay	$23,077	$23,077
John A. Hageman:
Compensation
Accrued Bonus (Incentive Plan)	$253,438	$253,438
Lump Sum Salary (12 mos)	—	$290,000
Monthly Salary (18 mos)	$435,000	—
Benefits and Perquisites
401(k) Savings Plans	$25,519	$25,519
Health and Welfare Benefits	$23,840	$23,840
Disability Income(1)	—	$1,483,289
Life Insurance Benefits(2)	—	$400,000
Accrued Vacation Pay	$66,923	$66,923
Roger Krohn:
Compensation
Accrued Bonus (Incentive Plan)	$247,848	$247,848
Monthly Salary (12 mos)	$280,000	—

	Voluntary Termination or Involuntary without Cause Termination On 12-31-06	Death or Disability On 12-31-06
Benefits and Perquisites
401(k) Savings Plans	$4,951	$4,951
Health and Welfare Benefits	$15,234	$15,234
Disability Income(1)	—	$1,410,827
Life Insurance Benefits(2)	—	$400,000
Accrued Vacation Pay	—	—
David A. Martens:
Compensation
Accrued Bonus (Incentive Plan)	$251,062	$251,062
Monthly Salary (12 mos)	$250,000	—
Benefits and Perquisites
401(k) Savings Plans	$324,288	$324,288
Health and Welfare Benefits	$15,234	$15,234
Disability Income(1)	—	$1,333,112
Life Insurance Benefits(2)	—	$400,000
Accrued Vacation Pay	$2,885	$2,885

(1)	Reflects the maximum lump-sum present value of all future payments each named executive would be entitled to receive under the Company’s disability program. Each named executive would be entitled to receive benefits until he reaches age 65.
(2)	Reflects the maximum lump-sum amount of $200,000 payable to each named executive’s beneficiaries upon his death plus the maximum lump-sum amount of $200,000 payable in the event of accidental death under the Company’s life insurance program.

No payments are made if an executive terminates his employment without “good reason” or we terminate his employment for “cause,” or if under a severance agreement an executive leaves for other than for “good reason” or we terminate their employment for any reason other than without “cause” (including death or disability).

With respect to the employment and severance agreements:

•

“cause” generally means (i) the commission of a felony or a crime of moral turpitude; (ii) a willful and material act of dishonesty involving Metals USA; (iii) a material non-curable breach of the executive’s obligations under the agreement; (iv) material breaches of Metals USA’s policies or procedures; (v) any other willful misconduct which causes material harm to Metals USA or its business reputation; (vi) a failure to cure a material breach of the executive’s obligations under the agreement, the investor rights agreement among the shareholders of Metals USA Holdings and certain other agreements related to the executive’s equity participation in Metals USA Holdings, within 30 days after written notice of such breach; or (vii) breaches of any of the executive’s representations contained in the agreement; and

•

“good reason” generally means (i) a reduction in the executive’s annual base salary or bonus potential described in the agreement (but not including any diminution related to a broader compensation reduction that is not limited to any particular employee or executive); (ii) a material diminution of the executive’s responsibilities or, with respect to Mr. Gonçalves, prior to an initial public offering, the failure to re-elect him to the board of directors of Metals USA or Metals USA Holdings; (iii) relocation of the executive’s primary work place, as assigned to him by Metals USA, beyond a fifty mile radius; or (iv) a material breach by the employer of the agreement.

Director Compensation

The table below summarized the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006.

(a)(1)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid In Cash $	Stock Awards $	Option Awards(2) $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total
Joshua J. Harris	62,000	—	44,263	—	—	—	$106,263
Marc E. Becker	77,875	—	44,263	—	—	—	$122,138
M. Ali Rashid	87,875	—	44,263	—	—	—	$132,138
Eric L. Press	64,000	—	44,263	—	—	—	$108,263
John T. Baldwin	94,000	—	44,263	—	—	—	$138,263

(1)	C. Lourenço Gonçalves, the Company’s Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Gonçalves as an employee of the Company is shown in the Summary Compensation Table above.
(2)	Reflects the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to Metals USA Holdings’ Amended and Restated 2005 Stock Incentive Plan. Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2006 are included in Note 11 to our Consolidated Financial Statements. As of December 31, 2006, each Director had the following number of options outstanding: Joshua J. Harris: 40,000; Marc E. Becker: 40,000; M. Ali Rashid: 40,000; Eric L. Press: 40,000; John T. Baldwin: 40,000.

Compensation of Directors

We currently compensate our directors with an annual retainer of $50,000, paid quarterly in advance of each fiscal quarter of service. Each director also receives a fee of $2,000 per board meeting attended and $2,000 for each regularly scheduled committee meeting. The annual fees for the Audit Committee members are $7,500, and for the Chairman and member of any other Committee, the annual fees are $5,000 and $2,500, respectively. The Chairman of the Audit Committee receives an annual fee of $10,000. All reasonable out of pocket expenses are reimbursed upon submission of support documentation. In addition, each non-employee director received a grant of 40,000 non-qualified options under the Amended and Restated 2005 Stock Incentive Plan. Such options have a 10 year term, vest ratably over 5 years and have a strike price of $10.00. The exercise price was reduced to $8.22 per share in connection with a special dividend paid to Metals USA Holdings’ shareholders on May 12, 2006. The exercise price was reduced by an amount equal to the per share amount of the dividend. In connection with a special dividend paid to Metals USA Holdings’ shareholders on January 3, 2007, the exercise price was adjusted a second time and a cash payment was made to vested option holders, of which the combined amount approximated the per share amount of this dividend. Accordingly, the per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00. Newly elected directors will receive the same fees as described above. In addition, upon election, each new director will be awarded 40,000 non-qualified options, with a 10 year term, 5 year vesting and with a strike price equal to the fair market value of the stock at the date of grant.

Compensation Committee Interlocks and Insider Participation.

During 2006, our entire Board of Directions, excluding Mr. Gonçalves, and that of our parent corporation, Metals USA Holdings, performed the functions of a compensation committee. Other than Mr. Gonçalves, none of such directors has ever been one of our officers or employees. With the exception of those matters described below under “Certain Relationships and Related Party Transactions” pertaining to Mr. Gonçalves with respect to his employment agreement and the investor rights agreement described in that section, none of such directors during 2006 had any relationship that requires disclosure in this Annual Report on Form 10-K as a transaction with a related person. During 2006, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on such Board of Directors, none of our executive officers served as a director of another entity, one of whose executive officers served on such Board of Directors, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of such directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Metals USA Holdings owns 100% of the common stock of Flag Intermediate, which owns 100% of the common stock of Metals USA.

The following table sets forth information with respect to the ownership of Metals USA Holdings as of December 31, 2006 for:

•	each person who owns beneficially more than a 5% equity interest in Metals USA Holdings,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all of our executive officers and directors as a group.

	Metals USA Holdings(1)
Name and Address of Owner(2)	Number of Shares Beneficially Owned	Equity Interest
Apollo Management V, L.P.(3)	13,612,900	96.8%
C. Lourenço Gonçalves	287,196	2.0%
Robert C. McPherson, III	32,542	*
John A. Hageman	52,800	*
Roger Krohn	31,725	*
Joe Longo	10,575	*
Keith A. Koci	9,360	*
David A. Martens	8,813	*
Marc E. Becker	8,000	*
Joshua J. Harris	8,000	*
Eric L. Press	8,000	*
M. Ali Rashid	8,000	*
John T. Baldwin	8,000	*
All executive officers and directors as a group (12 persons)	473,011	3.3%

*	Less than 1%
(1)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests.
(2)	Unless otherwise indicated, the address of each person listed is c/o Metals USA, One Riverway, Suite 1100, Houston, TX 77056.
(3)	Represents all equity interest of Metals USA Holdings held of record by affiliates of Apollo Management V, L.P. Apollo Management V, L.P. has the voting and investment power over the shares on behalf of Apollo. The general partner of Apollo Management V, L.P. is AIF V Management, Inc. Messrs. Leon Black and John Hannon, are the principal executive officers and directors of AIF V Management, Inc., each of whom disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein. Each of Messrs. Becker, Harris, Press and Rashid, who have relationships with Apollo, disclaim beneficial ownership of any shares of Metals USA Holdings that may be deemed beneficially owned by Apollo Management V, L.P., except to the extent of any pecuniary interest therein. Each of Apollo Management V, L.P. and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest. The address of Messrs. Becker, Harris, Press and Rashid and Apollo Management V, L.P. is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Item 13. Certain Relationships and Related Party Transactions; Director Independence

Related Party Transactions

Management Agreements

In contemplation of the Merger, Messrs. Gonçalves, McPherson, Hageman, Krohn, Martens and Longo entered into certain agreements with Metals USA Holdings and Flag Acquisition. The terms of the employment agreements with Messrs. Gonçalves, McPherson and Hageman, and the terms of the severance agreements with Messrs. Krohn, Martens and Longo are similar to each other. The terms of those agreements are described under “Item 11. Executive Compensation—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” These agreements were negotiated between management and us and we believe that the agreements are on arm’s-length terms.

Investors Rights Agreement

Metals USA Holdings and each of the management participants have entered into an investor rights agreement which provides for, among other things, a restriction on the transferability of each such management member’s equity ownership in Metals USA Holdings, tag-along rights, come-along rights, piggyback registration rights, repurchase rights by Metals USA Holdings and Apollo V in certain circumstances, and the grant of an irrevocable proxy to Apollo with respect to the voting rights associated with his respective ownership, and certain restrictions on each such person’s ability to compete with or solicit our employees or customers. The investors rights agreement was negotiated among management, us and Apollo V, and we believe it is on arm’s-length terms.

Apollo Management Agreements

We and Metals USA Holdings have entered into a management agreement with Apollo V on November 30, 2005, pursuant to which Apollo V provides us with management services. Pursuant to such agreement, Apollo V receives an annual management fee equal to $2.0 million, payable on March 15 of every year, starting on March 15, 2006. $500,000 of this fee has been waived by Apollo V, subject to revocation. The management agreement will terminate on December 31, 2012, unless earlier terminated by Apollo V. Upon a termination of the management agreement prior to December 31, 2012, Apollo V will be entitled to receive the present value of (a) $14.0 million, less (b) the aggregate amount of management fees that were paid to it under the agreement prior to such termination, and less (c) management fees waived. Finally, Apollo V is entitled to receive a transaction fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25 million or more, equal to 1% of the gross transaction value of any such transaction. The management agreement contains customary indemnification provisions in favor of Apollo V, as well as expense reimbursement provisions with respect to expenses incurred by Apollo V in connection with its performance of services thereunder. In addition, pursuant to a transaction fee agreement between us and Apollo V dated as of November 30, 2005, we paid Apollo V $6.0 million at the consummation of the Merger for various services performed by it and its affiliates in connection with the Transactions. As a result of the acquisition of Port City in May 2006 discussed in Note 2 of our Consolidated Financial Statements, Apollo V was paid a transaction fee of $0.4 million. In addition, in connection with Metals USA Holdings’ issuance of the Holdings Notes discussed in Note 18 of our Consolidated Financial Statements, Apollo V was paid a transaction fee of $1.5 million. The terms and fees payable to Apollo V under the management agreement and the transaction fee agreement were determined through arm’s-length negotiations between us and Apollo V, and reflect the understanding of Apollo V and us of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services.

Director Independence

During 2006 our Board of Directors had not established a nominating committee or compensation committee. During that year, our entire Board of Directors performed the functions that would otherwise be performed by a nominating committee and compensation committee. However, because we are wholly-owned by

Metals USA Holdings, Metals USA Holdings exercises control over us through their board of directors and newly established Compensation Committee, although we currently share the same directors. Although our board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Mr. Baldwin would be considered an independent director, including as a member of our audit committee. Under current New York Stock Exchange listing standards, Mr. Gonçalves would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs Harris, Becker, Rashid and Press may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with Apollo, our largest indirect stockholder. As Apollo owns indirectly approximately 97% of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a corporate governance and compensation committee composed of a majority of independent directors.

Related-Party Transactions

Transactions with our directors, executive officers, principal shareholders or affiliates must be at terms that are no less than favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for professional services provided in 2005 and 2006 by Deloitte & Touche LLP (“D&T”), the Company’s independent auditor and principal accounting firm:

	For the Fiscal Years Ended December 31,
	2006	2005
Audit Fees(1)	$849,150	$2,268,785
Audit Related Fees(2)	800,963	248,975
Tax Fees(3)	392,799	934,211
All Other Fees	—	—

Total	$2,042,911	$3,451,971

(1)	Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.
(2)	Consists of fees for the audits of the benefit plans of the Company and fees for accounting and financial reporting consultations in connection with offering memorandums, registration statements and acquisitions.
(3)	Consists of fees for tax planning and tax compliance services, including assistance in connection with tax audits and tax advice related to acquisitions.

The Audit Committee has considered whether the non-audit services provided to the Company by D&T impaired the independence of D&T and concluded that they did not.

All of D&T’s fees for 2006 and 2005 were pre-approved by the Audit Committee through formal engagement letters. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by D&T to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that D&T’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by D&T must be pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

(2)	Financial Statement Schedules:

All schedules have been omitted since the required information is not significant or is included in the consolidated financial statements or notes thereto or is not applicable.

(b)	Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 110), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2007.

FLAG INTERMEDIATE HOLDINGS CORP.

By:	/S/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

METALS USA, INC.

By:	/S/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2007.

Signature	Title

/S/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ JOSHUA J. HARRIS Joshua J. Harris	Director

/S/ MARC E. BECKER Marc E. Becker	Director

/S/ M. ALI RASHID M. Ali Rashid	Director

/S/ ERIC L. PRESS Eric L. Press	Director

/S/ JOHN T. BALDWIN John T. Baldwin	Director

/S/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Metals USA Holdings Corporation

3.1*	Amended and Restated Certificate of Incorporation of Metals USA, Inc. dated November 30, 2005

3.2*	Amended and Restated Bylaws of Metals USA, Inc. as amended by Amendment No. 1 effective as of May 17, 2004

3.4*	Certificate of Incorporation of Flag Intermediate Holdings Corporation

3.5*	Bylaws of Flag Intermediate Holdings Corporation

4.1*	Form of Common Stock Certificate of Flag Intermediate Holdings Corporation

4.2*	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent

4.3	Form of 11 1/8% Senior Secured Note due 2015 (included in Exhibit 4.2)

4.4*	Registration Rights Agreement, dated as of November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation and Credit Suisse First Boston, L.L.C., as representative of the Initial Purchasers

4.5*	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.6**	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.7+	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

10.1*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and C. Lourenço Gonçalves

10.2*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and John A. Hageman

10.3*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III

10.4*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn

10.5*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens

10.6*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Joe Longo

10.7**^	Amended and Restated 2005 Stock Incentive Plan of Metals USA Holdings Corporation

10.8**	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Metals USA Holdings Corporation and Apollo Management V, L.P.

10.9*^	Director Compensation Plan

10.10**	Transaction Fee Agreement, dated as of November 30, 2005, between Metals USA, Inc. and Apollo Management V, L.P.

Exhibit Number	Description
10.11#^	Management Deferred Compensation Plan

10.12*	Loan and Security Agreement, dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.13+	Amendment No. 1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

12.1#	Statement re Computation of Ratios

14.1#	Metals USA, Inc. Code of Conduct

21.1#	List of Subsidiaries of the Company

31.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated March 12, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated March 12, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of the Chief Executive Officer Metals USA, Inc., dated March 12, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated March 12, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated March 12, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated March 12, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated March 12, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated March 12, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006
**	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 1 on May 26, 2006
+	incorporated by reference to the exhibits to Metals USA, Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 3 on August 2, 2006
#	filed herewith
^	management contract or compensatory plan or arrangement