Form 10-Q
period 2007-03-31
Flag Intermediate Holdings CORP; METALS USA INC
filed 2007-05-07
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding at April 27, 2007 of Flag Intermediate Holdings Corporation: 100

Number of shares of common stock outstanding at April 27, 2007 of Metals USA, Inc.: 100

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds;

•	expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions;

•	our ability to compete effectively for market share with industry participants;

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARY

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash	$12.3	$14.2
Accounts receivable, net of allowance of $8.8 and $8.4, respectively	232.7	212.2
Inventories	452.5	447.3
Deferred income tax asset	15.0	15.0
Prepaid expenses and other	16.3	14.9

Total current assets	728.8	703.6
Property and equipment, net	196.7	194.6
Intangible assets, net	17.6	19.9
Goodwill	46.7	47.1
Other assets, net	16.3	16.7

Total assets	$1,006.1	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$88.0	$71.2
Accrued liabilities	60.3	59.0
Current portion of long-term debt	0.4	0.5

Total current liabilities	148.7	130.7
Long-term debt, less current portion	613.1	610.1
Deferred income tax liability	66.6	67.6
Other long-term liabilities	31.6	25.9

Total liabilities	860.0	834.3

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2007, and December 31, 2006, respectively	—	—
Additional paid-in capital	120.2	118.0
Retained earnings	26.2	30.2
Accumulated other comprehensive loss	(0.3)	(0.6)

Total stockholder’s equity	146.1	147.6

Total liabilities and stockholder’s equity	$1,006.1	$981.9

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended March 31,
	2007	2006
Net Sales	$462.6	$429.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	356.1	341.0
Operating and delivery	45.2	41.7
Selling, general and administrative	30.4	27.2
Depreciation and amortization	5.2	4.2
Impairment of property and equipment	0.2	—

Operating income	25.5	15.5
Other (income) expense:
Interest expense	14.7	12.0
Other (income) expense, net	—	(0.1)

Income before income taxes	10.8	3.6
Provision for income taxes	4.2	1.5

Net income	$6.6	$2.1

See notes to unaudited consolidated financial statements.

F LAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6.6	$2.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of property and equipment	0.2	—
Provision for bad debts	0.5	0.9
Depreciation and amortization	5.5	4.4
Amortization of debt issuance costs	0.6	0.6
Deferred income taxes	(0.4)	(7.2)
Non-cash stock-based compensation	3.4	0.3
Changes in operating assets and liabilities:
Accounts receivable	(21.0)	(32.2)
Inventories	(5.2)	2.7
Prepaid expenses and other	(1.7)	10.5
Accounts payable and accrued liabilities	16.9	14.2
Income taxes payable	1.3	4.1
Other operating	1.4	(0.5)

Net cash provided by (used in) operations	8.1	(0.1)

Cash flows from investing activities:
Sale of assets	0.1	—
Purchases of assets	(5.5)	(3.7)

Net cash used in investing activities	(5.4)	(3.7)

Cash flows from financing activities:
Borrowings on credit facility	89.0	75.5
Repayments on credit facility	(86.0)	(65.0)
Repayments on long-term debt	(0.1)	(0.2)
Deferred financing costs	—	(0.1)
Dividends paid	(7.5)	—

Net cash (used in) provided by financing activities	(4.6)	10.2

Net (decrease) increase in cash	(1.9)	6.4
Cash, beginning of period	14.2	11.3

Cash, end of period	$12.3	$17.7

Supplemental Cash Flow Information:
Cash paid for interest	$6.2	$3.5

Cash paid for income taxes	$2.8	$(6.3)

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share amounts)

1. Organization and Basis of Presentation

Organization

In May 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and its wholly owned subsidiary Metals USA are referred to collectively herein as the “Company.”

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Approximately 90% of our revenue is derived from the metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are primarily contractors engaged in residential and commercial building products. See Note 11, Segment and Related Information.

Basis of Presentation

Principles of Consolidation—The consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Allowance for Doubtful Accounts—The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

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

Intangible Assets—Intangible assets consist primarily of customer lists. We are amortizing the customer lists over five years using an accelerated amortization method which approximates their useful life and economic value to us.

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the term of the respective agreements.

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

Delivery expense totaled $11.4 and $11.7 for the three months ended March 31, 2007 and 2006, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems and professional services costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the Company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales. This caption also includes amortization of intangible assets.

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Dura-Loc, is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholder’s Equity.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 did not have a material effect on the Company’s financial statements. The Company is currently assessing the measurement date element to determine the impact, if any, that it will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including and amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable,

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

2. Acquisitions

2006 Acquisitions

In May 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the net assets acquired of $28.9 was allocated to goodwill. In connection with the completion of the valuation of the customer list intangibles in the fourth quarter of 2006, $9.4 was reclassified from goodwill to customer list intangible assets. In addition, the fair value of inventories and property and equipment were increased by $5.7 and $18.1, respectively. These acquisitions are described in more detail below.

On May 17, 2006, we purchased all of the assets and business operations of Port City Metal Services (“Port City”), located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable under the performance criteria has been accrued in accordance with SFAS 141.

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc Roofing Systems Limited (“Dura-Loc”) for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada.

The results of operations of the 2006 Acquisitions are included in the Company’s consolidated results of operations beginning May 1, 2006 (Port City) and May 13, 2006 (Dura-Loc).

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three month period ended March 31, 2006 as if the 2006 Acquisitions had occurred on January 1, 2006:

Three Months Ended March 31, 2006
Revenues	$446.4
Net Income	2.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

3. Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials—
Plates and Shapes	$239.5	$225.4
Flat Rolled and Non-Ferrous	130.0	136.2
Building Products	22.6	15.5

Total raw materials	392.1	377.1

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	34.4	36.5
Building Products	26.0	33.7

Total work-in-process and finished goods	60.4	70.2

Total inventories	$452.5	$447.3

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	March 31, 2007	December 31, 2006
Customer lists	$31.6	$31.6
Less: Accumulated amortization	(14.3)	(12.0)

	$17.3	$19.6

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.3)	(0.3)

	$0.3	$0.3

The aggregate amortization expense for the three month periods ended March 31, 2007 and 2006 was $2.3 and $1.3, respectively.

The following table represents the total estimated amortization of customer list intangible assets for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2007 (remaining nine months)	$6.5
2008	$5.5
2009	$3.2
2010	$1.8
2011	$0.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

5. Other Assets

Other assets consist of the following:

	March 31, 2007	December 31, 2006
Deferred financing costs	$7.7	$8.1
Deferred debt offering costs	7.6	7.8
Other	1.0	0.8

Total other assets	$16.3	$16.7

Aggregate amortization of debt issuance costs for the three months ended March 31, 2007 and 2006 was $0.6 and $0.6, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued salaries and employee benefits	$12.5	$17.0
Accrued income taxes	4.8	3.5
Accrued taxes, other than income	4.0	4.7
Accrued interest	12.7	4.6
Accrued insurance	3.4	3.4
Accrued audit and tax fees	1.4	1.5
Accrued warranty liability	0.5	1.1
Accrued lease terminations	0.8	0.9
Accrued management fees	6.3	7.7
Accrued Merger consideration—Predecessor common shares outstanding	8.4	8.5
Other	5.5	6.1

Total accrued liabilities	$60.3	$59.0

7. Debt

Debt consists of the following:

	March 31, 2007	December 31, 2006
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$332.0	$329.0
11 1/8% senior secured notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	0.8	0.9

Total debt	613.5	610.6
Less—current portion of debt	0.4	0.5

Total long-term portion of debt	$613.1	$610.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

The weighted average interest rates under the ABL facility for the three months ended March 31, 2007 and 2006 were 7.30% and 6.56%, respectively.

Senior Secured Asset-Based Revolving Credit Facility—On December 1, 2005, we entered into the ABL facility in connection with the Merger. The ABL facility permits us to borrow on a revolving basis during the period beginning on December 1, 2005 and ending on the sixth anniversary thereof. Substantially all of our subsidiaries are borrowers under the ABL facility. The ABL facility provides for borrowings, subject to a borrowing base calculation, of up to $450.0, which was initially comprised of $415.0 of Tranche A Commitments and $35.0 of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect. A permanent reduction of the maximum Tranche A-1 Commitments to $25.0 occurred on June 1, 2006, with a corresponding permanent increase to $425.0 in the Tranche A Commitments, leaving the total ABL facility unchanged. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of March 31, 2007, we had $100.3 of additional borrowing capacity under the ABL facility.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin ranging between 1.25% and 2.00% as determined in accordance with the loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin initially at 3.75% and after the first adjustment rate under the ABL facility, 3.50%. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by a fixed charge coverage ratio (“FCCR”). The fixed charge coverage ratio is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0. As of March 31, 2007, our FCCR was 1.24.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 8.25% and 5.35%, respectively, as of March 31, 2007.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of March 31, 2007.

On July 18, 2006, Amendment No. 1 to the loan and security agreement governing our ABL facility (“Amendment No. 1”) was executed to: (i) modify the FCCR calculation solely with respect to permitted acquisitions, by excluding all dividends from the calculation, (ii) allow the Adjusted EBITDA of our Canadian subsidiary to be included in our FCCR calculation and (iii) change the definition of a qualified public offering to include an offering made by our parent company. This Amendment No. 1 did not have any impact on our current covenant compliance.

Costs related to the establishment of the ABL facility were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $7.7 as of March 31, 2007, are included in other long-term assets.

11 1/8% Senior Secured Notes Due 2015—On November 30, 2005, Flag Acquisition sold $275.0 million aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture Agreement dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $26.7 as of March 31, 2007. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income or reduced by an amount equal to 100% of Consolidated Net Loss. Condensed consolidating financial statements for Metals USA Holdings and its direct and indirect subsidiaries, all of which are wholly owned, are not presented as Metals USA Holdings has no significant independent assets or operations.

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

The Metals USA Notes contain representations, warranties and covenants that are customary for debt instruments, including limitations on our or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Metals USA Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We are in compliance with all covenants as of March 31, 2007.

On August 7, 2006, we commenced an exchange offer to exchange the privately placed Metals USA Notes for substantially identical Metals USA Notes registered under the Securities Act of 1933. The exchange offer was completed on September 5, 2006.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $7.6 as of March 31, 2007, are included in other long-term assets.

Industrial Revenue Bond—The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 3.78% at March 31, 2007. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We are in compliance with all covenants as of March 31, 2007.

8. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at March 31, 2007 and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 13 for further information on Related Party transactions.

Cash Dividend—During December 2006, Metals USA Holdings issued $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “Holdings Notes”). On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of the Holdings Notes, as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “Special Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the Holdings Notes, including a $1.5 non-recurring transaction fee to Apollo.

In connection with the Special Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 9 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

Because the payment of the Special Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we were required to recognize $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corporation 2006 Deferred Compensation Plan (the “Plan”). The Plan was adopted in connection with the Special Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Plan.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

9. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statement of operations. A total of $3.4 was recorded as stock-based employee compensation during the three months ended March 31, 2007. The total income tax benefit recognized in the Company’s income statement for stock-based compensation arrangements was $1.3 during the three months ended March 31, 2007.

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

In connection with a $25.0 dividend paid to Metals USA Holdings in May 2006 (the “May 2006 dividend”) and pursuant to the Plan’s provisions of rights preservation, the Board of Directors modified the outstanding options by reducing the per share exercise price by $1.78 in order to retain the participants’ rights proportionate with those prior to the dividend payment. This reduction did not result in additional compensation expense.

In connection with the Special Dividend paid to Metals USA Holdings shareholders in January 2007 (see Note 8 for a discussion of the Special Dividend), the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00.

Because the payment of the January 2007 Special Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest all Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we recognized $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Tranche A Options

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of Tranche A option awards is estimated on the date of grant using a black-scholes option valuation model. No options were granted during the three months ended March 31, 2007. The following is a summary of valuation assumptions for Tranche A option grants during the three months ended March 31, 2006:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3-4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the three month period ended March 31, 2007:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2006	$6.58	$8.24		597,755
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, March 31, 2007	$6.58	$4.00	8.7	597,755

Vested as of:
March 31, 2007		$4.00	8.7	247,552

A summary of nonvested Tranche A stock options for the three month period ended March 31, 2007, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2006	$6.58	482,282
Granted	—	—
Vested	—	132,079
Exercised	—	—
Canceled or expired	—	—

Nonvested at March 31, 2007		350,203

As of March 31, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 3.7 years.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Tranche B Options

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of the Tranche B options is also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options were granted during the three months ended March 31, 2007. The following is a summary of valuation assumptions for Tranche B option grants during the three months ended March 31, 2006:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	4.7%
Expected life of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the three month period ended March 31, 2007:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2006	$6.92	$8.26		397,756
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, March 31, 2007	$6.92	$4.00	8.7	397,756

Vested as of:
March 31, 2007		$4.00	8.7	397,756

A summary of nonvested Tranche B stock options for the three month period ended March 31, 2007, is presented below:

	Weighted Average Grant- Date Fair Value	Number of Options
Nonvested at December 31, 2006	$6.92	397,756
Granted	—	—
Vested	—	(397,756)
Exercised	—	—
Canceled or expired	—	—

Nonvested at March 31, 2007		—

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the three month period ended March 31, 2007, no shares were granted. Total unrecognized compensation cost related to nonvested restricted stock was not material at March 31, 2007, and will be amortized over the eight month period from April 1, 2007 through November 30, 2007.

10. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of March 31, 2007, our unrecognized tax benefits totaled $11.0, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with the respective taxing authorities.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In connection with the adoption of FIN 48, we recognized approximately $1.7 of accrued interest and penalties at January 1, 2007.

We expect total unrecognized benefits to decrease by $1.0 to $1.5 over the next twelve months due to the expiration of the statute of limitation for a filing position.

11. Segment and Related Information

The following tables show summarized financial information concerning our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	Three Months Ended March 31,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2007:
Net sales	$221.0	$211.5	$34.3	$(4.2)	$462.6
Operating income (loss)	23.5	13.9	(1.9)	(10.0)	25.5
Capital expenditures	4.1	0.6	0.6	0.2	5.5
Depreciation and amortization(1)	2.3	0.9	0.5	1.8	5.5
2006:
Net sales	$198.4	$191.5	$45.5	$(5.8)	$429.6
Operating income (loss)	17.2	6.2	(0.4)	(7.5)	15.5
Capital expenditures	1.9	0.6	1.1	0.1	3.7
Depreciation and amortization(1)	1.1	0.9	0.2	2.2	4.4

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

	March 31, 2007	December 31, 2006
Total Assets:
Plates and Shapes	$476.7	$452.2
Flat Rolled and Non-Ferrous	337.3	331.7
Building Products	99.9	102.6
Corporate and Other	92.2	95.4

Consolidated	1,006.1	981.9

Goodwill:
Plates and Shapes	16.4	16.4
Flat Rolled and Non-Ferrous	—	—
Building Products	3.4	3.4
Corporate and Other	26.9	27.3

Consolidated	46.7	47.1

Goodwill was reduced $0.4 during the three months ended March 31, 2007, to recognize tax benefits related to pre-bankruptcy goodwill of Metals USA prior to the Merger.

12. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at March 31, 2007 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 7) and other letters of credit aggregating $11.9 (total letters of credit of $17.7 at March 31, 2007). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Dividends on Holdings Notes

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate plans to provide funds to service the Holdings Notes issued in December 2006 through payment of quarterly dividends to Metals USA Holdings. On April 16, 2007, Flag Intermediate paid Metals USA Holdings a $5.3 dividend to finance the initial quarterly interest payment on the Holdings Notes. During the third quarter of 2007, Flag Intermediate expects to pay Metals USA Holdings a $4.2 dividend to finance the quarterly interest payment due July 15, 2007.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13. Related Party Transactions

Upon completion of the Merger, we and Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, and reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 6) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. Amortization of deferred management fees were $0.3 for each of the three-month periods ended March 31, 2007 and 2006, respectively, with $0.2 recorded as an administrative expense and $0.1 recorded as interest expense.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. As a result of the Special Dividend discussed in Note 8, Apollo was paid a fee of $1.5.

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

14. Comprehensive Income

The following table sets forth comprehensive income (loss).

	Three Months Ended March 31,
	2007	2006
Net income	$6.6	$2.1
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	—

Total comprehensive income	$6.9	$2.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

15. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of March 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.1	$1.7	$0.5	$—	$12.3
Accounts receivable	0.5	—	231.1	1.1	—	232.7
Inventories	—	—	451.0	1.5	—	452.5
Deferred tax asset	—	15.0	—	—	—	15.0
Prepaid expenses and other	—	10.9	5.3	0.1	—	16.3

Total current assets	0.5	36.0	689.1	3.2	—	728.8
Property and equipment, net	—	2.7	191.6	2.4	—	196.7
Intangible assets, net	—	10.6	5.1	1.9	—	17.6
Goodwill	—	26.9	16.4	3.4	—	46.7
Investment in subsidiaries, net	146.1	265.3	—	—	(411.4)	—
Other assets, net	—	16.2	0.1	—	—	16.3

Total assets	$146.6	$357.7	$902.3	$10.9	$(411.4)	$1,006.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$2.0	$85.7	$0.3	$—	$88.0
Accrued liabilities	0.5	40.2	19.0	0.6	—	60.3
Current portion of long-term debt	—	0.3	0.1	—	—	0.4

Total current liabilities	0.5	42.5	104.8	0.9	—	148.7
Long-term debt, less current portion	—	607.0	6.1	—	—	613.1
Deferred income tax liability	—	66.6	—	—	—	66.6
Intercompany payable (receivable)	—	(523.5)	476.3	47.2	—	—
Other long-term liabilities	—	19.0	11.4	1.2	—	31.6

Total liabilities	0.5	211.6	598.6	49.3	—	860.0

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2007	—	—	—	—	—	—
Additional paid-in capital	120.2	120.2	149.8	20.1	(290.1)	120.2
Retained earnings	26.2	26.2	153.9	(58.0)	(122.1)	26.2
Accumulated other comprehensive loss	(0.3)	(0.3)	—	(0.5)	0.8	(0.3)

Total stockholder’s equity	146.1	146.1	303.7	(38.4)	(411.4)	146.1

Total liabilities and stockholder’s equity	$146.6	$357.7	$902.3	$10.9	$(411.4)	$1,006.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

As of December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.9	$3.1	$0.2	$—	$14.2
Accounts receivable	0.6	—	210.3	1.3	—	212.2
Inventories	—	—	445.9	1.4	—	447.3
Deferred tax asset	—	15.0	—	—	—	15.0
Prepaid expenses and other	—	10.9	3.9	0.1	—	14.9

Total current assets	0.6	36.8	663.2	3.0	—	703.6
Property and equipment, net	—	2.8	189.3	2.5	—	194.6
Intangible assets, net	—	12.2	5.7	2.0	—	19.9
Goodwill	—	27.4	16.4	3.3	—	47.1
Investment in subsidiaries, net	148.2	259.9	—	—	(408.1)	—
Other assets, net	—	16.6	0.1	—	—	16.7

Total assets	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$2.2	$68.6	$0.4	$—	$71.2
Accrued liabilities	0.6	34.9	23.2	0.3	—	59.0
Current portion of long-term debt	—	0.4	0.1	—	—	0.5

Total current liabilities	0.6	37.5	91.9	0.7	—	130.7
Long-term debt, less current portion	—	604.0	6.1	—	—	610.1
Deferred income tax liability	—	67.6	—	—	—	67.6
Intercompany payable (receivable)	—	(515.5)	467.9	47.0	0.6	—
Other long-term liabilities	—	13.9	10.6	1.4	—	25.9

Total liabilities	0.6	207.5	576.5	49.1	0.6	834.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006	—	—	—	—	—	—
Additional paid-in capital	118.0	118.0	149.8	20.1	(287.9)	118.0
Retained earnings	30.2	30.2	148.4	(57.8)	(120.8)	30.2
Accumulated other comprehensive loss	—	—	—	(0.6)	—	(0.6)

Total stockholder’s equity	148.2	148.2	298.2	(38.3)	(408.7)	147.6

Total liabilities and stockholder’s equity	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Three Months Ended March 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$460.7	$1.9	$—	$462.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	355.0	1.1	—	356.1
Operating and delivery	—	—	44.9	0.3	—	45.2
Selling, general and administrative	—	0.9	29.3	0.2	—	30.4
Impairment of property and equipment	—	—	0.2	—	—	0.2
Depreciation and amortization	—	1.8	3.2	0.2	—	5.2

Operating income (loss)	—	(2.7)	28.1	0.1	—	25.5
Other (income) expense:
Interest expense	—	14.6	0.1	—	—	14.7
Intercompany charges	—	(22.4)	21.5	0.9	—	—
Equity in earnings of subsidiaries	(6.6)	(5.7)	—	—	12.3	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	6.6	10.8	6.5	(0.8)	(12.3)	10.8
Provision (benefit) for income taxes	—	4.2	—	—	—	4.2

Net income (loss)	$6.6	$6.6	$6.5	$(0.8)	$(12.3)	$6.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Three Months Ended March 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$429.6	$—	$—	$429.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	341.0	—	—	341.0
Operating and delivery	—	—	41.7	—	—	41.7
Selling, general and administrative	—	0.8	26.4	—	—	27.2
Depreciation and amortization	—	2.0	2.2	—	—	4.2

Operating income (loss)	—	(2.8)	18.3	—	—	15.5
Other (income) expense:
Interest expense	—	11.9	0.1	—	—	12.0
Intercompany charges	—	(14.9)	14.9	—	—	—
Equity in earnings of subsidiaries	(2.1)	(3.4)	—	—	5.5	—
Other (income) expense, net	—	—	(0.1)	—	—	(0.1)

Income (loss) before income taxes	2.1	3.6	3.4	—	(5.5)	3.6
Provision (benefit) for income taxes	—	1.5	—	—	—	1.5

Net income (loss)	$2.1	$2.1	$3.4	$—	$(5.5)	$2.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Three Months Ended March 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$11.5	$(3.1)	$(0.3)	$—	$8.1

Cash flows from investing activities:
Sale of assets	—	—	0.1	—	—	0.1
Purchase of assets	—	—	(5.5)	—	—	(5.5)
Dividends Received	—	—	—	—	—	—
Acquisitions., net of cash	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	(5.4)	—	—	(5.4)

Cash flows from financing activities:
Borrowings on credit facility	—	89.0	—	—	—	89.0
Repayments on credit facility	—	(86.0)	—	—	—	(86.0)
(Repayments) on long-term debt	—	—	(0.1)	—	—	(0.1)
Dividends paid	(7.5)	(7.5)	—	—	7.5	(7.5)
Deferred financing costs and other	—	—	—	—	—	—
Net change in intercompany balances	—	(8.6)	8.4	0.2	—	—

Net cash provided by (used) in financing activities	(7.5)	(13.1)	8.3	0.2	7.5	(4.6)

Net increase (decrease) in cash	(7.5)	(1.6)	(0.2)	(0.1)	7.5	(1.9)
Cash, beginning of period	—	(31.7)	36.9	9.0	—	14.2

Cash, end of period	$(7.5)	$(33.3)	$36.7	$8.9	$7.5	$12.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Three Months Ended March 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(0.4)	$23.4	$(23.1)	$—	$—	$(0.1)

Cash flows from investing activities:
Purchase of assets	—	—	(3.7)	—	—	(3.7)

Net cash provided by (used in) investing activities	—	—	(3.7)	—	—	(3.7)

Cash flows from financing activities:
Borrowings on the ABL	—	75.5	—	—	—	75.5
Repayments on the ABL	—	(65.0)	—	—	—	(65.0)
(Repayments) on long-term debt	—	—	(0.2)	—	—	(0.2)
Deferred financing costs and other	—	(0.1)	—	—	—	(0.1)
Net change in intercompany balances	0.4	(22.9)	22.5	—	—	—

Net cash provided by (used) in financing activities	0.4	(12.5)	22.3	—	—	10.2

Net increase (decrease) in cash	—	10.9	(4.5)	—	—	6.4
Cash, beginning of period	—	5.7	5.6	—	—	11.3

Cash, end of period	$—	$16.6	$1.1	$—	$—	$17.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Approximately 90% of our revenue is derived from our metals service center and processing activities that are segmented into two groups, Plates and Shapes and Flat Rolled and Non-Ferrous. The remaining portion of our revenue is derived from our Building Products Group, which manufactures and sells products primarily related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Less than 4% of our sales are to the automotive industry and we do not sell directly to the “Big Three” automobile manufacturers. Our Building Products Group customers are primarily contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2006 Acquisitions

On May 17, 2006, we purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, which includes a $5.0 million contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group, and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City operates out of a 533,000 square foot facility and has over 100 full-time employees. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers, and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from service centers and we believe we have gained benefits by consolidating its metal needs into our overall purchasing process. We have also realized benefits by selling Port City’s high-value-added products through our sales force and to our existing customer base. We believe Port City is an important strategic addition to the south-central region of our Plates and Shapes Group.

On May 12, 2006, Metals USA purchased all of the assets and operations of Dura-Loc for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada. Dura-Loc, which was established in 1984, is one of the leading stone-coated metal roof manufacturers in North America, and Dura-Loc is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. In addition, by transforming Dura-Loc’s production processes to our methodologies, we have reduced Dura-Loc’s cost of production, further improving the benefits of the purchase. We believe the addition of Dura-Loc to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Overview of Results

Net sales—We derive the net sales of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services as specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods primarily to general contractors who are generally engaged in the residential remodeling industry.

Cost of sales—Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups follow the normal industry practice which classifies within cost of sales the underlying commodity cost of metal purchased in mill form, and the cost of inbound freight charges, together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled and Non-Ferrous Groups. Cost of sales with respect to our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

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

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales. This caption also includes amortization of intangible assets.

Critical Accounting Policies and Estimates

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

Accounts Receivable—We recognize revenue generally as product is shipped (risk of loss for our products passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. The ABL facility requires a lockbox arrangement, which in the absence of default, is controlled by Metals USA. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended March 31, 2007 Compared to March 31, 2006

	2007	%	2006	%
	(In millions, except percentages)
Net sales	$462.6	100.0%	$429.6	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	356.1	77.0%	341.0	79.4%
Operating and delivery	45.2	9.8%	41.7	9.7%
Selling, general and administrative	30.4	6.6%	27.2	6.3%
Depreciation and amortization	5.2	1.1%	4.2	1.0%
Impairment of property and equipment	0.2	—	—

Operating income	25.5	5.5%	15.5	3.6%
Interest expense	14.7	3.2%	12.0	2.8%
Other (income) expense, net	—		(0.1)	—

Income before income taxes	$10.8	2.3%	$3.6	0.8%

Net sales. Net sales increased $33.0 million, or 7.7%, from $429.6 million for the three months ended March 31, 2006 to $462.6 million for the three months ended March 31, 2007. The 2006 Acquisitions accounted for $19.9 million of the increase. The remaining increase of $13.1 million was primarily attributable to a 12.7% increase in average realized prices offset in part by a 5.2% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, and by a net sales decrease for our Building Products Group of $11.2 million.

Cost of sales. Cost of sales increased $15.1 million, or 4.4%, from $341.0 million for the three months ended March 31, 2006, to $356.1 million for the three months ended March 31, 2007. The 2006 Acquisitions accounted for $11.4 million of the increase. The remaining increase of $3.7 million was primarily attributable to a 10.3% increase in the average cost per ton, which includes the effect of inventory purchase accounting costs of $7.5 million in the first quarter of 2006, offset in part by a 5.2% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 79.4% in 2006 to 77.0% in the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $3.5 million, or 8.4%, from $41.7 million for the three months ended March 31, 2006 to $45.2 million for the three months ended March 31, 2007. The 2006 Acquisitions accounted for $4.2 million of the increase, partially offset by lower variable costs of $0.7 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses remained at a level of approximately 9.8% for the three months ended March 31, 2007 and 2006.

Selling, general and administrative. Selling, general and administrative expenses increased $3.2 million, or 11.8%, from $27.2 million for the three months ended March 31, 2006 to $30.4 million for the three months ended March 31, 2007. The 2006 Acquisitions accounted for $1.0 million of the increase. The remaining increase of $2.2 million was primarily due to higher stock-based compensation due to the accelerated vesting of stock options in connection with a special dividend paid by Metals USA Holdings to its stockholders in January 2007. As a percentage of net sales, selling, general and administrative expenses increased from 6.3% for the three months ended March 31, 2006 to 6.6% for the three months ended March 31, 2007.

Depreciation and amortization. Depreciation and amortization expense increased $1.0 million, from $4.2 million for the three months ended March 31, 2006 to $5.2 million for the three months ended March 31, 2007. The 2006 Acquisitions accounted for a $1.1 million increase in depreciation and amortization. The remaining decrease was primarily due to lower amortization of customer lists recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible assets.

Operating income. Operating income increased $10.0 million, from $15.5 million for the three months ended March 31, 2006 to $25.5 million for the three months ended March 31, 2007. The 2006 Acquisitions accounted for $2.4 million of the increase. The remaining increase of $7.6 million resulted primarily from increased net sales, which were driven by an increase in average realized prices. As a percentage of net sales, operating income increased from 3.6% for the three months ended March 31, 2006 to 5.5% for the three months ended March 31, 2007.

Interest expense. Interest expense increased $2.7 million, from $12.0 million for the three months ended March 31, 2006 to $14.7 million for the three months ended March 31, 2007. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. The $45.7 million purchase price for the 2006 Acquisitions, the $25.0 million dividend to Metals USA Holdings paid in May 2006, and $8.2 million of additional borrowings in connection with the special dividend paid to Metals USA Holdings in January 2007 were financed from our ABL facility.

Segment Results—Three Months Ended March 31, 2007 Compared to March 31, 2006

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
	(in millions)
2007:
Plates and Shapes	$221.0	$197.5	$23.5	$4.1	212
Flat Rolled and Non-Ferrous	211.5	197.6	13.9	0.6	168
Building Products	34.3	36.2	(1.9)	0.6	—
Corporate and other	(4.2)	5.8	(10.0)	0.2	(3)

Total	$462.6	$437.1	$25.5	$5.5	377

2006:
Plates and Shapes	$198.4	$181.2	$17.2	$1.9	205
Flat Rolled and Non-Ferrous	191.5	185.3	6.2	0.6	186
Building Products	45.5	45.9	(0.4)	1.1	—
Corporate and other	(5.8)	1.7	(7.5)	0.1	(6)

Total	$429.6	$414.1	$15.5	$3.7	385

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $22.6 million, or 11.4%, from $198.4 million for the three months ended March 31, 2006 to $221.0 million for the three months ended March 31, 2007. The 2006 Acquisition of Port City accounted for $18.0 million of the increase. The remaining increase of $4.6 million was primarily due to a 4.9% increase in the average sales price per ton, partially offset by a 2.4% decrease in shipments for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Operating costs and expenses increased $16.3 million, or 9.0%, from $181.2 million for the three months ended March 31, 2006 to $197.5 million for the three months ended March 31, 2007. The 2006 Acquisition of Port City accounted for $15.7 million of the increase. The remaining increase was primarily attributable to increased raw material cost per ton of 2.2%, which includes the effect of inventory purchase accounting costs of $4.3 million in the first quarter of 2006. Operating costs and expenses as a percentage of net sales decreased from 91.3% for the three months ended March 31, 2006 to 89.4% for the three months ended March 31, 2007.

Operating income increased by $6.3 million, from $17.2 million for the three months ended March 31, 2006 to $23.5 million for the three months ended March 31, 2006. The 2006 Acquisition of Port City accounted for $2.3 million of the increase. The remaining increase resulted primarily from increased net sales, which were driven by an increase in average realized prices. Operating income as a percentage of net sales increased from 8.7% for the three months ended March 31, 2006 to 10.6% for the three months ended March 31, 2007.

Flat Rolled and Non-Ferrous. Net sales increased $20.0 million, or 10.4%, from $191.5 million for the three months ended March 31, 2006 to $211.5 million for the three months ended March 31, 2007. This increase was primarily due to a 22.3% increase in average sales price per ton, partially offset by a 9.7% decrease in shipments for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Although prices generally improved during the first quarter of 2007, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 44.3% of the segment’s sales product mix for the first quarter of 2007, compared to 34.6% for the first quarter of 2006.

Operating costs and expenses increased $12.3 million, or 6.6%, from $185.3 million for the three months ended March 31, 2006 to $197.6 million for the three months ended March 31, 2007. This increase was attributable to an increase in the cost of raw materials of 19.4%, which includes the effect of inventory purchase accounting costs of $3.2 million in the first quarter of 2006, offset by a decrease in volumes of 9.7%. Operating costs and expenses as a percentage of net sales, decreased from 96.8% for the three months ended March 31, 2006 to 93.4% for the three months ended March 31, 2007.

Operating income increased by $7.7 million, from $6.2 million for the three months ended March 31, 2006 to $13.9 million for the three months ended March 31, 2007. This increase was attributable to an increase in average realized prices, offset somewhat by higher raw material costs, combined with our decision to reduce volume to maintain our level of profitability. Operating income as a percentage of net sales increased from 3.2% for the three months ended March 31, 2006 to 6.6% for the three months ended March 31, 2007.

Building Products. Net sales decreased $11.2 million, or 24.6%, from $45.5 million for the three months ended March 31, 2006 to $34.3 million for the three months ended March 31, 2007. The 2006 Acquisition of Dura-Loc accounted for $1.9 million of sales during the period, which was offset by a net sales decrease of $13.1 million that was primarily due to declines in existing home sales and new house production, which impacted the remodeling market. Demand for residential remodeling projects softened in the latter half of 2006 and early 2007.

Operating costs and expenses decreased $9.7 million, or 21.1%, from $45.9 million for the three months ended March 31, 2006 to $36.2 million for the three months ended March 31, 2007. Operating costs and expenses for the first quarter of 2006 include the effect of inventory purchase accounting costs of $3.3 million. The 2006 Acquisition of Dura-Loc accounted for $2.0 million of increased costs, offset by a decrease of $11.7 million that was primarily due to lower sales volume. Operating costs and expenses as a percentage of net sales increased from 101% for the three months ended March 31, 2006 to 105% for the three months ended March 31, 2007.

Operating loss increased by $1.5 million, from $0.4 million for the three months ended March 31, 2006 to $1.9 million for the three months ended March 31, 2007. The 2006 Acquisition of Dura-Loc accounted for $0.1 million of operating income. Operating loss as a percentage of net sales increased from 0.9% for the three months ended March 31, 2006 to 5.5% for the three months ended March 31, 2007.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.5 million, from $7.5 million for the three months ended March 31, 2006 to $10.0 million for the three months ended March 31, 2007. This increase was primarily attributable to $3.0 million of higher stock-based compensation expense due to the accelerated vesting of stock options in connection with a special dividend paid by Metals USA Holdings to its stockholders in January 2007.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the ABL facility and our cash flow from operations. At March 31, 2007, our borrowing availability was $100.3 million and we had available cash of $12.3 million. Our debt as a percentage of total capitalization (debt plus stockholder’s equity) was 80.8% at March 31, 2007, compared to 80.5% at December 31, 2006. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below. At April 27, 2007, we had $337.0 million drawn on the ABL facility and borrowing availability of $95.3 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $572.9 million at December 31, 2006 to $580.1 million at March 31, 2007.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Consolidated Statements of Cash Flows which are set forth under Item 1—“Financial Statements.”

During the three months ended March 31, 2007, net cash provided by operating activities was $8.1 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $16.4 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $8.3 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. During the three months ended March 31, 2006, net cash used in operating activities was $0.1 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $1.1 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $1.2 million, an amount that was primarily attributable to increases in accounts receivable, partially offset by decreases in prepaid expenses and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $5.4 million for the three months ended March 31, 2007, and consisted primarily of $5.5 million of purchases of assets. For the three months ended March 31, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility. Net cash used in investing activities was $3.7 million for the three months ended March 31, 2006 and consisted of $3.7 million of purchases of assets. For the three months ended March 31, 2006, the most significant capital projects included an expansion of our Greensboro, N.C. Plates and Shapes facility and the installation of laser plate cutting capabilities in our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $4.6 million for the three months ended March 31, 2007, and consisted primarily of dividends paid to Metals USA Holdings of $7.5 million, partially offset by net borrowings on the ABL facility of $3.0 million. Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2006 and consisted primarily of net borrowings on the ABL facility of $10.5 million.

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

As of March 31, 2007, we had eligible collateral of $506.7 million, $332.0 million in outstanding advances, $17.7 million in open letters of credit and $100.3 million in additional borrowing capacity.

In May 2006, we used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Dura-Loc, respectively. Also in May 2006, Flag Intermediate paid a $25.0 million dividend to Metals USA Holdings (the “May 2006 dividend”), which was funded by the ABL facility. On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “Holdings Notes”), as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders, and to pay fees and expenses related to the issuance of the Holdings Notes, including a $1.5 non-recurring transaction fee to Apollo.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 8.25% and 5.35%, respectively, at March 31, 2007.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by Metals USA. As long as our borrowing availability is $45.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

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

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of the Metals USA Notes, after deducting discounts and estimated expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

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

On August 7, 2006, we commenced an exchange offer to exchange the privately placed Metals USA Notes for substantially identical Metals USA Notes registered under the Securities Act of 1933. The exchange offer was completed on September 5, 2006.

Holdings Notes

During December 2006, Metals USA Holdings issued the Holdings Notes. The Holdings Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the Holdings Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate plans to provide funds to service the Holding Notes issued in December 2006 through payment of quarterly dividends to Metals USA Holdings. On April 16, 2007, Flag Intermediate paid Metals USA Holdings a $5.3 million dividend to finance the initial quarterly interest payment on the Holdings Notes. During the third quarter of 2007, Flag Intermediate expects to pay Metals USA Holdings a $4.2 million dividend to finance the quarterly interest payment due July 15, 2007.

Covenant compliance

Our Fixed Charge Coverage Ratio (“FCCR”) as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of March 31, 2007, our FCCR was 1.24. As of March 31, 2007, we had $100.3 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the Metals USA Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indentures require us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures. The most restrictive of the covenants in all of our debt agreements is the fixed charge coverage ratio in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

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

As of March 31, 2007, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of March 31, 2007, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $51.7 million under the loan and security agreement governing the ABL facility and $26.7 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net income	$6.6	$2.1
Depreciation and amortization(1)	5.5	4.4
Interest expense	14.7	12.0
Provision (benefit) for income taxes	4.2	1.5
Other (income) expense	—	(0.1)

EBITDA	31.0	19.9
Covenant defined adjustments:
Inventory purchase adjustments(2)	—	10.8
Stock options and grant expense(3)	3.4	0.3
Management fees(4)	0.3	0.3

Adjusted EBITDA	$34.7	$31.3

Fixed charge coverage ratio(5)	1.24	1.69

(1)	Includes depreciation for Building Products that is included in cost of sales.

(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	This amount represents the FCCR, as defined by the ABL facility.

Commitments and Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2007.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 did not have a material effect on the Company’s financial statements. The Company is currently assessing the measurement date element to determine the impact, if any, that it will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including and amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

Industry Trends

Metals Service Centers

Over the past several years, there has been significant consolidation among the major domestic metals producers. The top three steel producers now control over 60% of the domestic flat rolled steel market, which has created a metals pricing environment characterized by a more disciplined approach to production and pricing. The domestic suppliers have largely exited their non-core metals service and distribution functions to focus on reducing production costs and driving efficiencies from their core metals production activities. Increasingly, metals service centers like us have continued to capture a greater proportion of these key functions once served by the major metals producers.

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

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented, and resulted in cost increases for the European and other large integrated steel mills throughout the world. During 2006, markets experienced a modest rising price trend with localized periods of supply and demand imbalance. Import volumes grew aggressively during the second half of the year. As a result, for the third time since the domestic mills consolidated, domestic production was scaled back to bring supply and demand back into balance.

Prices continued to rise during the first quarter of 2007, due in part to increases in the price of steel scrap, inventory replenishments and a seasonal increase in demand. The timing of the effect that further price increases will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

According to the Joint Center for Housing Studies of Harvard University, between the rise in interest rates and the slowdown in house price appreciation, sales of existing homes softened in 2006. Existing home sales are an important driver of remodeling activity, with sellers of older properties typically making improvements before putting their homes on the market, and recent buyers typically making changes to customize their new homes to their tastes. While signs of a construction cutback have been appearing since early 2006, direct evidence of a remodeling slowdown emerged in late 2006 and early 2007. Retail sales at building and supply dealers have weakened slightly after adjusting for inflation in product price. These businesses sell home products and supplies to do-it-yourself and buy-it-yourself homeowners, as well as directly to professional general contractors and the trades.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility. The ABL facility was subject to variable interest rates as of March 31, 2007. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the ABL facility were $332.0 million as of March 31, 2007. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $3.3 million.

We have $275.0 million of Metals USA Notes with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At March 30, 2007, the Metals USA Notes were traded at approximately 111% of face value.

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

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal controls over financial reporting or in other factors that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 7, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 7, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated May 7, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 7, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated May 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: May 7, 2007	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC.

Date: May 7, 2007	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer