Form 10-Q
period 2007-06-30
Flag Intermediate Holdings CORP; METALS USA INC
filed 2007-08-06
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock outstanding at August 3, 2007 of Flag Intermediate Holdings Corporation: 100

Number of shares of common stock outstanding at August 3, 2007 of Metals USA, Inc.: 100

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds;

•	expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARY

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash	$17.6	$14.2
Accounts receivable, net of allowance of $9.2 and $8.4, respectively	232.7	212.2
Inventories	436.2	447.3
Deferred income tax asset	15.3	15.0
Prepaid expenses and other	12.5	14.9

Total current assets	714.3	703.6
Property and equipment, net	197.4	194.6
Intangible assets, net	15.5	19.9
Goodwill	45.2	47.1
Other assets	18.0	16.7

Total assets	$990.4	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$79.8	$71.2
Accrued liabilities	60.6	59.0
Current portion of long-term debt	0.2	0.5

Total current liabilities	140.6	130.7
Long-term debt, less current portion	601.1	610.1
Deferred income tax liability	66.2	67.6
Other long-term liabilities	26.2	25.9

Total liabilities	834.1	834.3

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2007, and December 31, 2006, respectively	—	—
Additional paid-in capital	120.5	118.0
Retained earnings	35.6	30.2
Accumulated other comprehensive income (loss)	0.2	(0.6)

Total stockholder’s equity	156.3	147.6

Total liabilities and stockholder’s equity	$990.4	$981.9

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$480.9	$458.2	$943.5	$887.8
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	363.9	343.4	720.0	684.4
Operating and delivery	44.7	43.5	89.9	85.2
Selling, general and administrative	27.8	30.1	58.2	57.3
Depreciation and amortization	5.1	4.6	10.3	8.8
Impairment of property and equipment	—	—	0.2	—

Operating income	39.4	36.6	64.9	52.1
Other (income) expense:
Interest expense	14.8	12.9	29.5	24.9
Other (income) expense, net	—	(0.1)	—	(0.2)

Income before income taxes	24.6	23.8	35.4	27.4
Provision for income taxes	9.9	9.9	14.1	11.4

Net income	$14.7	$13.9	$21.3	$16.0

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$21.3	$16.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of property and equipment	0.2	—
Provision for bad debts	1.4	2.8
Depreciation and amortization	11.0	9.2
Amortization of debt issuance costs	1.3	1.2
Deferred income taxes	(1.4)	(8.1)
Stock-based compensation	3.7	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21.9)	(42.7)
Inventories	11.1	(36.4)
Prepaid expenses and other	1.8	11.8
Accounts payable and accrued liabilities	6.3	29.9
Other	3.2	(0.2)

Net cash provided by (used in) operations	38.0	(15.9)

Cash flows from investing activities:
Sale of assets	1.1	—
Purchases of assets	(11.0)	(7.0)
Acquisition costs, net of cash acquired	—	(45.5)

Net cash used in investing activities	(9.9)	(52.5)

Cash flows from financing activities:
Borrowings on credit facility	220.0	250.6
Repayments on credit facility	(229.0)	(148.0)
Repayments on long-term debt	(0.3)	(0.2)
Deferred financing costs	(2.6)	(1.0)
Dividends paid	(12.8)	(25.0)

Net cash (used in) provided by financing activities	(24.7)	76.4

Net increase in cash	3.4	8.0
Cash, beginning of period	14.2	11.3

Cash, end of period	$17.6	$19.3

Supplemental Cash Flow Information:
Cash paid for interest	$28.1	$23.2

Cash paid for income taxes	$11.3	$5.3

See notes to unaudited consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share amounts)

1. Organization and Basis of Presentation

Organization

In May 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company.”

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Approximately 91% of our revenue is derived from the metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are primarily contractors engaged in residential and commercial building products. See Note 11, Segment and Related Information.

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

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the terms of the respective agreements.

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

Delivery expense totaled $11.9, $23.3, $12.3 and $24.0 for the three and six months ended June 30, 2007 and 2006, respectively.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable,

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

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

On May 17, 2006, we purchased all of the assets and business operations of Port City Metal Services (“Port City”), located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable under the performance criteria has been accrued in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

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

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three and six month periods ended June 30, 2006 as if the 2006 Acquisitions had occurred on January 1, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$464.4	$910.8
Net Income	12.9	16.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

3. Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials—
Plates and Shapes	$226.9	$225.4
Flat Rolled and Non-Ferrous	126.1	136.2
Building Products	19.2	15.5

Total raw materials	372.2	377.1

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	37.1	36.5
Building Products	26.9	33.7

Total work-in-process and finished goods	64.0	70.2

Total inventories	$436.2	$447.3

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	June 30, 2007	December 31, 2006
Customer lists	$31.6	$31.6
Effect of foreign currency	0.2	—
Less: Accumulated amortization	(16.5)	(12.0)

	$15.3	$19.6

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.4)	(0.3)

	$0.2	$0.3

Aggregate amortization expense for the three and six month periods ended June 30, 2007 and 2006 was $2.3, $4.6, $2.0 and $4.0, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2007 (remaining six months)	$4.3
2008	$5.5
2009	$3.2
2010	$1.8
2011	$0.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

5. Other Assets

Other assets consist of the following:

	June 30, 2007	December 31, 2006
Deferred financing costs	$9.7	$8.1
Deferred debt offering costs	7.4	7.8
Other	0.9	0.8

Total other assets	$18.0	$16.7

Aggregate amortization of debt issuance costs for the three and six months ended June 30, 2007 and 2006 was $0.7, $1.3, $0.6 and $1.2, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accrued salaries and employee benefits	$13.7	$17.0
Accrued income taxes	6.2	3.5
Accrued taxes, other than income	5.2	4.7
Accrued interest	4.8	4.6
Accrued insurance	4.0	3.4
Accrued audit and tax fees	1.4	1.5
Accrued warranty liability	0.5	1.1
Accrued lease terminations	0.7	0.9
Accrued management fees	6.3	7.7
Accrued Merger consideration—Predecessor common shares outstanding	8.4	8.5
Other	9.4	6.1

Total accrued liabilities	$60.6	$59.0

7. Debt

Debt consists of the following:

	June 30, 2007	December 31, 2006
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$320.0	$329.0
11 1/8% senior secured notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	0.6	0.9

Total debt	601.3	610.6
Less—current portion of debt	0.2	0.5

Total long-term portion of debt	$601.1	$610.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

The weighted average interest rates under the ABL facility for the three and six months ended June 30, 2007 and 2006 were 7.37%, 7.34%, 6.97% and 6.71%, respectively.

Senior Secured Asset-Based Revolving Credit Facility—The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

Prior to June 8, 2007, the ABL facility provided for borrowings, subject to a borrowing base calculation, of up to $450.0, which was comprised of $425.0 of Tranche A Commitments and $25.0 of Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect.

On July 18, 2006, Amendment No. 1 to the loan and security agreement governing our ABL facility (“Amendment No. 1”) was executed to: (i) modify the fixed charge coverage ratio (“FCCR”) calculation solely with respect to permitted acquisitions, by excluding all dividends from the calculation, (ii) allow the adjusted net income (loss) before interest, taxes, depreciation and amortization (“EBITDA”) (“Adjusted EBITDA” as defined in our credit documents and the indenture governing the Metals USA Notes) of our Canadian subsidiary to be included in our FCCR calculation and (iii) change the definition of a qualified public offering to include an offering made by our parent company. This Amendment No. 1 did not have any impact on our current covenant compliance.

On June 8, 2007, we executed a second amendment to the ABL facility (the “June 2007 amendment”), which increased the commitment from $450.0 to $525.0, comprised of $500.0 of Tranche A Commitments and $25.0 of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0. The June 2007 amendment did not have any impact on our current covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $2.4, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of June 30, 2007, we had eligible collateral of $496.0, $320.0 in outstanding advances, $17.7 in open letters of credit and $119.8 of additional borrowing capacity.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of June 30, 2007, our FCCR was 1.64.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 8.25% and 5.36%, respectively, as of June 30, 2007.

The loan and security agreement governing the ABL facility requires us to comply with limited affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability of at least $45.0, or, if such required borrowing base availability is not maintained, the maintenance of the FCCR, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and quarterly dividends. There are no limitations with respect to capital expenditures.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of June 30, 2007.

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $9.7 as of June 30, 2007, are included in other non-current assets.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $35.3 as of June 30, 2007. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income or reduced by an amount equal to 100% of Consolidated Net Loss. Condensed consolidating financial statements for Metals USA Holdings and its direct and indirect subsidiaries, all of which are wholly owned, are not presented as Metals USA Holdings has no significant independent assets or operations.

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

The Metals USA Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We are in compliance with all covenants as of June 30, 2007.

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

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $7.4 as of June 30, 2007, are included in other non-current assets.

Industrial Revenue Bond—The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 3.87% at June 30, 2007. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We are in compliance with all covenants as of June 30, 2007.

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012—During December 2006, Metals USA Holdings issued $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”). The 2006 Notes were senior unsecured obligations that were not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2006 Notes were structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate provided funds to service the 2006 Notes through payment of quarterly dividends to Metals USA Holdings. On April 16, 2007, Flag Intermediate paid Metals USA Holdings a $5.3 dividend to finance the initial quarterly interest payment on the 2006 Notes.

In connection with the issuance of the 2007 Notes discussed below, Metals USA Holdings discharged its obligations under the indenture related to the previously issued 2006 Notes by depositing with the trustee for the 2006 Notes (i) an irrevocable notice of redemption of the 2006 Notes and (ii) cash and United States government securities in an amount necessary to yield on August 9, 2007 approximately $156.0, which represents all amounts payable under the indenture relating to the 2006 Notes on the August 9, 2007 redemption date.

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2006 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial four interest payments on the 2007 Notes are payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Flag Intermediate plans to provide funds to service the 2007 Notes through payment of quarterly dividends to Metals USA Holdings, as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2007 (remaining six months)	$7.7	$—
2008	$34.2	$9.2
2009	$34.6	$36.9
2010	$36.0	$38.3
2011	$36.8	$39.1
2012	$27.8	$29.5

On October 1, 2007, Flag Intermediate expects to pay Metals USA Holdings a $7.7 dividend to finance the initial quarterly interest payment on the 2007 Notes.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $35.3 under the indenture governing the Metals USA Notes and $60.0 under the loan and security agreement governing the ABL facility as of June 30, 2007.

8. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at June 30, 2007 and are owned by Metals USA Holdings.

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

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, which include Apollo and certain members of our

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 non-recurring transaction fee to Apollo.

In connection with the January 2007 Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 9 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

Because the payment of the January 2007 Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we were required to recognize $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $6.1 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $6.0—see Note 7 for further discussion of the 2006 Notes redemption), to pay a cash dividend of approximately $130.3 to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Metals USA Holdings Amended and Restated 2005 Stock Incentive Plan. In connection therewith, stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2.

9. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.2 and $3.3 was recorded as stock-based employee compensation during the three and six months ended June 30, 2007, respectively. A total of $0.3 and $0.6 was recorded as stock-based employee compensation during the three and six months ended June 30, 2006, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Deferred Compensation Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.1 and $0.4 was recorded as deferred compensation during the three and six months ended June 30, 2007, respectively.

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

In connection with the January 2007 Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00.

Because the payment of the January 2007 Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest all Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we recognized $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Tranche A Options

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of Tranche A option awards is estimated on the date of grant using a black-scholes option valuation model. No options were granted during the six months ended June 30, 2007. The following is a summary of valuation assumptions for Tranche A option grants during the six months ended June 30, 2006:

Expected dividend yield	0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3-4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the six-month period ended June 30, 2007:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Live (Years)	Number of Options
Balance, December 31, 2006	$6.58	$8.24		597,755
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, June 30, 2007	$6.58	$4.00	8.5	597,755

Vested and Exercisable as of:
June 30, 2007		$4.00	8.5	247,552

A summary of nonvested Tranche A stock options for the six-month period ended June 30, 2007, is presented below:

	Weighted Average Grant-Date Faire Value	Number of Options
Nonvested at December 31, 2006	$6.58	482,282
Granted	—	—
Vested	—	132,079
Exercised	—	—
Canceled or expired	—	—

Nonvested at June 30, 2007		350,203

As of June 30, 2007, there was $2.0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 3.4 years.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Tranche B Options

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of the Tranche B options is also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options were granted during the six months ended June 30, 2007. The following is a summary of valuation assumptions for Tranche B option grants during the six months ended June 30, 2006:

Expected dividend yield	0%
Expected stock price volatility	54.3%
Risk free interest rate	4.7%
Expected life of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the six-month period ended June 30, 2007:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Live (Years)	Number of Options
Balance, December 31, 2006	$6.92	$8.26		397,756
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, June 30, 2007	$6.92	$4.00	8.4	397,756

Vested and Exercisable as of:
June 30, 2007		$4.00	8.4	397,756

A summary of nonvested Tranche B stock options for the six-month period ended June 30, 2007, is presented below:

	Weighted Average Grant-Date Faire Value	Number of Options
Nonvested at December 31, 2006	$6.92	397,756
Granted	—	—
Vested	—	(397,756)
Exercised	—	—
Canceled or expired	—	—

Nonvested at June 30, 2007		—

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

As of June 30, 2007, 13,600 shares of nonvested restricted stock were outstanding. For the six-month period ended June 30, 2007, no shares were granted. Total unrecognized compensation cost related to nonvested restricted stock was not material at June 30, 2007, and will be amortized over the five-month period from July 1, 2007 through November 30, 2007.

10. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of June 30, 2007, our unrecognized tax benefits totaled $11.6, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

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

	Three Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2007:
Net sales	$226.4	$213.0	$45.0	$(3.5)	$480.9
Operating income (loss)	27.0	16.5	3.2	(7.3)	39.4
Capital expenditures	4.1	0.9	0.4	0.1	5.5
Depreciation and amortization(1)	2.2	0.9	0.6	1.8	5.5
2006:
Net sales	$219.7	$189.6	$54.0	$(5.1)	$458.2
Operating income (loss)	27.1	10.6	6.7	(7.8)	36.6
Capital expenditures	1.0	1.2	1.0	0.1	3.3
Depreciation and amortization(1)	1.4	1.0	0.2	2.2	4.8

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

	Six Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2007:
Net sales	$447.4	$424.5	$79.3	$(7.7)	$943.5
Operating income (loss)	50.5	30.4	1.3	(17.3)	64.9
Capital expenditures	8.2	1.5	1.0	0.3	11.0
Depreciation and amortization(1)	4.5	1.8	1.1	3.6	11.0
2006:
Net sales	$418.1	$381.1	$99.5	$(10.9)	$887.8
Operating income (loss)	44.3	16.8	6.3	(15.3)	52.1
Capital expenditures	2.9	1.8	2.1	0.2	7.0
Depreciation and amortization(1)	2.5	1.9	0.4	4.4	9.2

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	June 30, 2007	December 31, 2006
Total Assets:
Plates and Shapes	$463.0	$452.2
Flat Rolled and Non-Ferrous	333.4	331.7
Building Products	99.0	102.6
Corporate and Other	95.0	95.4

Consolidated	990.4	981.9

Goodwill:
Plates and Shapes	$16.4	$16.4
Flat Rolled and Non-Ferrous	—	—
Building Products	2.3	3.4
Corporate and Other	26.5	27.3

Consolidated	45.2	47.1

Corporate goodwill was reduced $0.8 during the six months ended June 30, 2007 to recognize tax benefits related to pre-bankruptcy goodwill of Metals USA prior to the Merger. Adjustments to goodwill related to our Building Products segment for the six months ended June 30, 2007 consisted of an increase of $0.3 due to the effect of foreign currency, offset by a decrease of $1.4 related to the settlement of warranty liabilities established for Dura-Loc products prior to our 2006 acquisition of Dura-Loc in connection with a settlement agreement we executed with the former shareholders of Dura-Loc in June 2007 that relieves us of any future obligations or liabilities related to Dura-Loc products sold prior to our May 2006 acquisition of Dura-Loc.

12. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at June 30, 2007 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 7) and other letters of credit aggregating $11.9 (total letters of credit of $17.7 at June 30, 2007). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

Dividends Relating to and Redemption of 2006 Notes; Dividends Relating to 2007 Notes

See Note 7 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13. Related Party Transactions

Upon completion of the Merger, we and Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 6) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three and six-month periods ended June 30, 2007, amortization of deferred management fees were $0.3 and $0.6, respectively, with $0.2 and $0.4, respectively, recorded as an administrative expense and $0.1 and $0.2, respectively, recorded as interest expense. For the three and six-month periods ended June 30, 2006, amortization of deferred management fees were $0.3 and $0.6, respectively, with $0.2 and $0.4, respectively, recorded as an administrative expense and $0.1 and $0.2, respectively, recorded as interest expense.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. In connection with the issuance of the 2006 Notes, Apollo was paid a fee of $1.5. Apollo elected to waive a transaction fee of $3.0 payable in connection with the issuance of the 2007 Notes.

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

14. Comprehensive Income

The following table sets forth comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$14.7	$13.9	$21.3	$16.0
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0.5	—	0.8	—

Total comprehensive income	$15.2	$13.9	$22.1	$16.0

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

As of June 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$14.2	$2.8	$0.6	$—	$17.6
Accounts receivable	0.5	—	231.1	1.1	—	232.7
Inventories	—	—	434.6	1.6	—	436.2
Deferred tax asset	—	15.3	—	—	—	15.3
Prepaid expenses and other	—	9.6	2.8	0.1	—	12.5

Total current assets	0.5	39.1	671.3	3.4	—	714.3
Property and equipment, net	—	2.4	192.3	2.7	—	197.4
Intangible assets, net	—	9.0	4.6	1.9	—	15.5
Goodwill	—	26.6	16.3	2.3	—	45.2
Investment in subsidiaries, net	156.3	285.8	—	—	(442.1)	—
Other assets, net	—	17.9	0.1	—	—	18.0

Total assets	$156.8	$380.8	$884.6	$10.3	$(442.1)	$990.4

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$78.3	$0.3	$—	$79.8
Accrued liabilities	0.5	34.9	24.8	0.4	—	60.6
Current portion of long-term debt	—	0.1	0.1	—	—	0.2

Total current liabilities	0.5	36.2	103.2	0.7	—	140.6
Long-term debt, less current portion	—	595.0	6.1	—	—	601.1
Deferred income tax liability	—	66.2	—	—	—	66.2
Intercompany payable (receivable)	—	(492.5)	448.5	44.0	—	—
Other long-term liabilities	—	19.6	6.4	0.2	—	26.2

Total liabilities	0.5	224.5	564.2	44.9	—	834.1

Commitments and contingencies Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2007	—	—	—	—	—	—
Additional paid-in capital	120.5	120.5	149.7	23.1	(293.3)	120.5
Retained earnings	35.6	35.6	170.7	(58.1)	(148.2)	35.6
Accumulated other comprehensive loss	0.2	0.2	—	0.4	(0.6)	0.2

Total stockholder’s equity	156.3	156.3	320.4	(34.6)	(442.1)	156.3

Total liabilities and stockholder’s equity	$156.8	$380.8	$884.6	$10.3	$(442.1)	$990.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

As of December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.9	$3.1	$0.2	$—	$14.2
Accounts receivable	0.6	—	210.3	1.3	—	212.2
Inventories	—	—	445.9	1.4	—	447.3
Deferred tax asset	—	15.0	—	—	—	15.0
Prepaid expenses and other	—	10.9	3.9	0.1	—	14.9

Total current assets	0.6	36.8	663.2	3.0	—	703.6
Property and equipment, net	—	2.8	189.3	2.5	—	194.6
Intangible assets, net	—	12.2	5.7	2.0	—	19.9
Goodwill	—	27.4	16.4	3.3	—	47.1
Investment in subsidiaries, net	148.2	259.9	—	—	(408.1)	—
Other assets, net	—	16.6	0.1	—	—	16.7

Total assets	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$2.2	$68.6	$0.4	$—	$71.2
Accrued liabilities	0.6	34.9	23.2	0.3	—	59.0
Current portion of long-term debt	—	0.4	0.1	—	—	0.5

Total current liabilities	0.6	37.5	91.9	0.7	—	130.7
Long-term debt, less current portion	—	604.0	6.1	—	—	610.1
Deferred income tax liability	—	67.6	—	—	—	67.6
Intercompany payable (receivable)	—	(515.5)	467.9	47.0	0.6	—
Other long-term liabilities	—	13.9	10.6	1.4	—	25.9

Total liabilities	0.6	207.5	576.5	49.1	0.6	834.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006	—	—	—	—	—	—
Additional paid-in capital	118.0	118.0	149.8	20.1	(287.9)	118.0
Retained earnings	30.2	30.2	148.4	(57.8)	(120.8)	30.2
Accumulated other comprehensive loss	—	—	—	(0.6)	—	(0.6)

Total stockholder’s equity	148.2	148.2	298.2	(38.3)	(408.7)	147.6

Total liabilities and stockholder’s equity	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Three Months Ended June 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$478.8	$2.1	$—	$480.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	362.6	1.3	—	363.9
Operating and delivery	—	—	44.5	0.2	—	44.7
Selling, general and administrative	—	1.1	26.6	0.1	—	27.8
Impairment of property and equipment	—	—	—	—	—	—
Depreciation and amortization	—	1.6	3.4	0.1	—	5.1

Operating income (loss)	—	(2.7)	41.7	0.4	—	39.4
Other (income) expense:
Interest expense	—	14.7	0.1	—	—	14.8
Intercompany charges	—	(22.8)	23.2	(0.4)	—	—
Equity in earnings of subsidiaries	(14.7)	(19.2)	—	—	33.9	—
Other (income) expense, net	—	—	(0.1)	0.1	—	—

Income (loss) before income taxes	14.7	24.6	18.5	0.7	(33.9)	24.6
Provision (benefit) for income taxes	—	9.9	—	—	—	9.9

Net income (loss)	$14.7	$14.7	$18.5	$0.7	$(33.9)	$14.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Three Months Ended June 30, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$456.6	$1.6	$—	$458.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	342.3	1.1	—	343.4
Operating and delivery	—	—	43.3	0.2	—	43.5
Selling, general and administrative	—	0.9	29.1	0.1	—	30.1
Depreciation and amortization	—	2.1	2.5	—	—	4.6

Operating income (loss)	—	(3.0)	39.4	0.2	—	36.6
Other (income) expense:
Interest expense	—	12.9	—	—	—	12.9
Intercompany charges	—	(16.7)	16.7	—	—	—
Equity in earnings of subsidiaries	(13.9)	(23.0)	—	—	36.9	—
Other (income) expense, net	—	—	(0.1)	—	—	(0.1)

Income (loss) before income taxes	13.9	23.8	22.8	0.2	(36.9)	23.8
Provision (benefit) for income taxes	—	9.9	—	—	—	9.9

Net income (loss)	$13.9	$13.9	$22.8	$0.2	$(36.9)	$13.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Six Months Ended June 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$939.5	$4.0	$—	$943.5
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	717.4	2.6	—	720.0
Operating and delivery	—	—	89.4	0.5	—	89.9
Selling, general and administrative	—	2.0	55.9	0.3	—	58.2
Impairment of property and equipment	—	—	0.2	—	—	0.2
Depreciation and amortization	—	3.2	6.8	0.3	—	10.3

Operating income (loss)	—	(5.2)	69.8	0.3	—	64.9
Other (income) expense:
Interest expense	—	29.3	0.2	—	—	29.5
Intercompany charges	—	(45.1)	45.0	0.1	—	—
Equity in earnings of subsidiaries	(21.3)	(24.8)	—	—	46.1	—
Other (income) expense, net	—	—	(0.1)	0.1	—	—

Income (loss) before income taxes	21.3	35.4	24.7	0.1	(46.1)	35.4
Provision (benefit) for income taxes	—	14.1	—	—	—	14.1

Net income (loss)	$21.3	$21.3	$24.7	$0.1	$(46.1)	$21.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Six Months Ended June 30, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$886.2	$1.6	$—	$887.8
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	683.3	1.1	—	684.4
Operating and delivery	—	—	85.0	0.2	—	85.2
Selling, general and administrative	—	1.7	55.5	0.1	—	57.3
Depreciation and amortization	—	4.1	4.7	—	—	8.8

Operating income (loss)	—	(5.8)	57.7	0.2	—	52.1
Other (income) expense:
Interest expense	—	24.8	0.1	—	—	24.9
Intercompany charges	—	(31.6)	31.6	—	—	—
Equity in earnings of subsidiaries	(16.0)	(26.4)	—	—	42.4	—
Other (income) expense, net	—	—	(0.2)	—	—	(0.2)

Income (loss) before income taxes	16.0	27.4	26.2	0.2	(42.4)	27.4
Provision (benefit) for income taxes	—	11.4	—	—	—	11.4

Net income (loss)	$16.0	$16.0	$26.2	$0.2	$(42.4)	$16.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Six Months Ended June 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$10.1	$28.6	$(0.7)	$—	$38.0

Cash flows from investing activities:
Sale of assets	—	—	1.1	—	—	1.1
Purchase of assets	—	—	(11.0)	—	—	(11.0)

Net cash provided by (used in) investing activities	—	—	(9.9)	—	—	(9.9)

Cash flows from financing activities:
Borrowings on the ABL	—	220.0	—	—	—	220.0
Repayments on the ABL	—	(229.0)	—	—	—	(229.0)
(Repayments) on long-term debt	—	(0.2)	(0.1)	—	—	(0.3)
Deferred financing costs and other	—	(2.6)	—	—	—	(2.6)
Net change in intercompany balances	—	22.4	(19.4)	(3.0)	—	—
Dividends paid	(12.8)	(12.8)	—	—	12.8	(12.8)

Net cash provided by (used) in financing activities	(12.8)	(2.2)	(19.5)	(3.0)	12.8	(24.7)

Net increase (decrease) in cash	(12.8)	7.9	(0.8)	(3.7)	12.8	3.4
Cash, beginning of period	—	(31.7)	36.9	9.0	—	14.2

Cash, end of period	$(12.8)	$(23.8)	$36.1	$5.3	$12.8	$17.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except share amounts)

For the Six Months Ended June 30, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$5.1	$(21.3)	$0.3	$—	$(15.9)

Cash flows from investing activities:
Purchase of assets	—	—	(7.0)	—	—	(7.0)
Acquisition costs, net of cash acquired	—	—	(45.5)	—	—	(45.5)
Dividends received	25.0	—	—	—	(25.0)	—

Net cash provided by (used in) investing activities	25.0	—	(52.5)	—	(25.0)	(52.5)

Cash flows from financing activities:
Borrowings on the ABL	—	250.6	—	—	—	250.6
Repayments on the ABL	—	(148.0)	—	—	—	(148.0)
(Repayments) on long-term debt	—	—	(0.2)	—	—	(0.2)
Deferred financing costs and other	—	(1.0)	—	—	—	(1.0)
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)
Net change in intercompany balances	—	(72.4)	72.4	—	—	—

Net cash provided by (used) in financing activities	(25.0)	4.2	72.2	—	25.0	76.4

Net increase (decrease) in cash	—	9.3	(1.6)	0.3	—	8.0
Cash, beginning of period	—	5.7	5.6	—	—	11.3

Cash, end of period	$—	$15.0	$4.0	$0.3	$—	$19.3

13. Subsequent Event

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”), for approximately $43.0. The purchase price was funded by borrowings under the ABL facility, $39.0 of which was paid at closing, and approximately $4.0 of which is deferred and will be paid in various installments over the next two years. The excess of the aggregate purchase price over the estimated net assets acquired was approximately $35.0, which was allocated to goodwill. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations and appraisals of such items as intangible assets and property, plant and equipment.

Lynch is a specialty aluminum service center and processor with locations in New Jersey and California and fiscal 2006 sales of approximately $31.2.

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Approximately 91% of our revenue is derived from our metals service center and processing activities that are segmented into two groups, Plates and Shapes and Flat Rolled and Non-Ferrous. The remaining portion of our revenue is derived from our Building Products Group, which manufactures and sells products primarily related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Less than 4% of our sales are to the automotive industry and we do not sell directly to the “Big Three” automobile manufacturers. Our Building Products Group customers are primarily contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2006 Acquisitions

On May 17, 2006, we purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, which includes a $5.0 million contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable under the performance criteria has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group, and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City operates out of a 533,000 square foot facility and has over 100 full-time employees. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from service centers and we believe we have gained benefits by consolidating its metal needs into our overall purchasing process. We have also realized benefits by selling Port City’s high-value-added products through our sales force and to our existing customer base. We believe Port City is an important strategic addition to the south-central region of our Plates and Shapes Group.

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc for approximately $10.4 million Canadian dollars (approximately U.S. $9.4 million). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada. Dura-Loc, which was established in 1984, is one of the leading stone-coated metal roof manufacturers in North America, and Dura-Loc is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. In addition, by transforming Dura-Loc’s production processes to our methodologies, we have reduced Dura-Loc’s cost of production, further improving the benefits of the purchase. We believe the addition of Dura-Loc to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Effective June 30, 2007, we changed the trade name from Dura-Loc to Allmet to better facilitate our marketing objectives.

Recent Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”) for approximately $43.0 million. The purchase price was funded by borrowings under the ABL facility, $39.0 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over the next two years. The excess of the aggregate purchase price over the estimated net assets acquired was approximately $35.0 million, which was allocated to goodwill. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations and appraisals of such items as intangible assets and property, plant and equipment.

Lynch is a value-added, specialty aluminum service center and processor with locations in New Jersey and California and fiscal 2006 sales of approximately $31.2 million. Lynch uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. The acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch’s product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch’s non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch’s geographic base.

July 2007 Dividend

On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $6.1 million of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $6.0 million), to pay a cash dividend of approximately $130.3 million to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Metals USA Holdings Amended and Restated 2005 Stock Incentive Plan. In connection therewith, stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2 million.

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

The following accounting policies and estimates are considered critical in light of the potential material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

Accounts Receivable—We recognize revenue generally as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable.

Collections on our accounts receivable are made through several lockboxes maintained by our lenders. The ABL facility requires a lockbox arrangement, which in the absence of default, is controlled by Metals USA. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for a substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended June 30, 2007 Compared to June 30, 2006

	2007	%	2006	%
	(In millions, except percentages)
Net sales	$480.9	100.0%	$458.2	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	363.9	75.7%	343.4	74.9%
Operating and delivery	44.7	9.3%	43.5	9.5%
Selling, general and administrative	27.8	5.8%	30.1	6.6%
Depreciation and amortization	5.1	1.1%	4.6	1.0%
Impairment of property and equipment	—		—

Operating income	39.4	8.2%	36.6	8.0%
Interest expense	14.8	3.1%	12.9	2.8%
Other (income) expense, net	—		(0.1)

Income before income taxes	$24.6	5.1%	$23.8	5.2%

Net sales. Net sales increased $22.7 million, or 5.0%, from $458.2 million for the three months ended June 30, 2006 to $480.9 million for the three months ended June 30, 2007. The 2006 Acquisitions accounted for

$9.1 million of the increase. The remaining increase of $13.6 million was primarily attributable to a 17.1% increase in average realized prices offset in part by a 9.6% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, and by a net sales decrease for our Building Products Group of $9.0 million.

Cost of sales. Cost of sales increased $20.5 million, or 6.0%, from $343.4 million for the three months ended June 30, 2006, to $363.9 million for the three months ended June 30, 2007. The 2006 Acquisitions accounted for $5.1 million of the increase. The remaining increase of $15.4 million was primarily attributable to a 17.8% increase in the average cost per ton, offset in part by a 9.6% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales increased from 74.9% in the second quarter of 2006 to 75.7% for the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $1.2 million, or 2.8%, from $43.5 million for the three months ended June 30, 2006 to $44.7 million for the three months ended June 30, 2007. The 2006 Acquisitions accounted for $1.6 million of increased operating and delivery costs during the period, partially offset by lower variable costs of $0.4 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses decreased from 9.5% for the three months ended June 30, 2006 to 9.3% for the three months ended June 30, 2007.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.3 million, or 7.6%, from $30.1 million for the three months ended June 30, 2006 to $27.8 million for the three months ended June 30, 2007. The 2006 Acquisitions accounted for $0.1 million of increased selling, general and administrative expenses during the period, an amount that was offset by a decrease of $2.4 million, which was primarily attributable to lower salaries, incentive compensation and advertising expenses at our Building Products segment. As a percentage of net sales, selling, general and administrative expenses decreased from 6.6% for the three months ended June 30, 2006 to 5.8% for the three months ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 10.9%, from $4.6 million for the three months ended June 30, 2006 to $5.1 million for the three months ended June 30, 2007. The 2006 Acquisitions accounted for an increase of $0.7 million, offset primarily by lower amortization of the customer lists intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset.

Operating income. Operating income increased $2.8 million, or 7.7%, from $36.6 million for the three months ended June 30, 2006 to $39.4 million for the three months ended June 30, 2007. The 2006 Acquisitions accounted for $1.5 million of the increase. The remaining increase of $1.3 million resulted primarily from increased net sales, which were driven by an increase in average realized prices. As a percentage of net sales, operating income increased from 8.0% for the three months ended June 30, 2006 to 8.2% for the three months ended June 30, 2007.

Interest expense. Interest expense increased $1.9 million, or 14.7%, from $12.9 million for the three months ended June 30, 2006 to $14.8 million for the three months ended June 30, 2007. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. The $45.7 million purchase price for the 2006 Acquisitions, the $25.0 million dividend to Metals USA Holdings paid in May 2006, and $8.2 million of additional borrowings in connection with the January 2007 dividend were financed from our ABL facility.

Consolidated Results—Six Months Ended June 30, 2007 Compared to June 30, 2006

	2007	%	2006	%
	(In millions, except percentages)
Net sales	$943.5	100.0%	$887.8	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	720.0	76.3%	684.4	77.1%
Operating and delivery	89.9	9.5%	85.2	9.6%
Selling, general and administrative	58.2	6.2%	57.3	6.5%
Depreciation and amortization	10.3	1.1%	8.8	1.0%
Impairment of property and equipment	0.2	0.0%	—

Operating income	64.9	6.9%	52.1	5.9%
Interest expense	29.5	3.1%	24.9	2.8%
Other (income) expense, net	—		(0.2)

Income before income taxes	$35.4	3.8%	$27.4	3.1%

Net sales. Net sales increased $55.7 million, or 6.3%, from $887.8 million for the six months ended June 30, 2006 to $943.5 million for the six months ended June 30, 2007. The 2006 Acquisitions accounted for $29.0 million of the increase. The remaining increase of $26.7 million was primarily attributable to a 14.8% increase in average realized prices partially offset by a 7.4% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, and by a net sales decrease for our Building Products group of $20.2 million.

Cost of sales. Cost of sales increased $35.6 million, or 5.2%, from $684.4 million for the six months ended June 30, 2006, to $720.0 million for the six months ended June 30, 2007. The 2006 Acquisitions accounted for $16.5 million of the increase. The remaining increase of $19.1 million was primarily attributable to a 14.0% increase in the average cost per ton, which includes the effect of inventory purchase accounting costs of $10.8 million in the first quarter of 2006, offset in part by a 7.4% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Cost of sales as a percentage of net sales decreased from 77.1% for the six months ended June 30, 2006 to 76.3% for the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $4.7 million, or 5.5%, from $85.2 million for the six months ended June 30, 2006 to $89.9 million for the six months ended June 30, 2007. The 2006 Acquisitions accounted for a $5.8 million increase in operating and delivery expenses for the period, which was partially offset by lower variable costs of $1.1 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses decreased from 9.6% for the six months ended June 30, 2006 to 9.5% for the six months ended June 30, 2007.

Selling, general and administrative. Selling, general and administrative expenses increased $0.9 million, or 1.6%, from $57.3 million for the six months ended June 30, 2006 to $58.2 million for the six months ended June 30, 2007. The 2006 Acquisitions accounted for a $1.1 million increase in selling, general and administrative expenses for the period, an amount that was partially offset by a decrease of $0.2 million, which was primarily attributable to lower salaries, incentive compensation and advertising expenses at our Building Products segment. As a percentage of net sales, selling, general and administrative expenses decreased from 6.5% for the six months ended June 30, 2006 to 6.2% for the six months ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 17.1%, from $8.8 million for the six months ended June 30, 2006 to $10.3 million for the six months ended June 30, 2007. The 2006 Acquisitions accounted for an increase of $1.8 million, offset primarily by lower amortization of the customer lists intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset.

Operating income. Operating income increased $12.8 million, or 24.6%, from $52.1 million for the six months ended June 30, 2006 to $64.9 million for the six months ended June 30, 2007. The 2006 Acquisitions accounted for $3.7 million of the increase. The remaining increase of $9.1 million resulted primarily from increased net sales, which were driven by an increase in average realized prices. As a percentage of net sales, operating income increased from 5.9% for the six months ended June 30, 2006 to 6.9% for the six months ended June 30, 2007.

Interest expense. Interest expense increased $4.6 million, or 18.5%, from $24.9 million for the six months ended June 30, 2006 to $29.5 million for the six months ended June 30, 2007. This increase was primarily a function of higher debt levels and, to a lesser extent, higher effective interest rates. The $45.7 million purchase price for the 2006 Acquisitions, the $25.0 million dividend to Metals USA Holdings paid in May 2006, and $8.2 million of additional borrowings in connection with the January 2007 dividend were financed from our ABL facility.

Segment Results—Three Months Ended June 30, 2007 Compared to June 30, 2006

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2007:
Plates and Shapes	$226.4	$199.4	$27.0	$4.1	207
Flat Rolled and Non-Ferrous	213.0	196.5	16.5	0.9	155
Building Products	45.0	41.8	3.2	0.4	—
Corporate and other	(3.5)	3.8	(7.3)	0.1	(3)

Total	$480.9	$441.5	$39.4	$5.5	359

2006
Plates and Shapes	$219.7	$192.6	$27.1	$1.0	221
Flat Rolled and Non-Ferrous	189.6	179.0	10.6	1.2	174
Building Products	54.0	47.3	6.7	1.0	—
Corporate and other	(5.1)	2.7	(7.8)	0.1	(5)

Total	$458.2	$421.6	$36.6	$3.3	390

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $6.7 million, or 3.0%, from $219.7 million for the three months ended June 30, 2006 to $226.4 million for the three months ended June 30, 2007. The 2006 Acquisition of Port City accounted for an $8.6 million increase in net sales for the quarter ended June 30, 2007. This amount was partially offset by a decrease of $1.9 million, which was primarily attributable to a 9.3% decrease in shipments for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Operating costs and expenses increased $6.8 million, or 3.5%, from $192.6 million for the three months ended June 30, 2006 to $199.4 million for the three months ended June 30, 2007. The 2006 Acquisition of Port City accounted for a $7.3 million increase in operating costs and expenses for the three months ended June 30, 2007. This amount was partially offset by a decrease of $0.5 million, which was primarily attributable to a 9.3% decrease in shipments for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Operating income decreased by $0.1 million, from $27.1 million for the three months ended June 30, 2006 to $27.0 million for the three months ended June 30, 2007. The 2006 Acquisition of Port City accounted for an increase in operating income of $1.3 million for the quarter ended June 30, 2007. This amount was offset by a

$1.4 million decrease, which primarily resulted from lower net sales which were driven by the decrease in shipments discussed above. Operating income as a percentage of net sales decreased from 12.3% for the three months ended June 30, 2006 to 11.9% for the three months ended June 30, 2007.

Flat Rolled and Non-Ferrous. Net sales increased $23.4 million, or 12.3%, from $189.6 million for the three months ended June 30, 2006 to $213.0 million for the three months ended June 30, 2007. This increase was primarily due to a 26.1% increase in average sales price per ton, partially offset by a 10.9% decrease in shipments for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Although prices generally improved during the second quarter of 2007, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability. The increase in average sales price per ton was largely driven by increased sales of non-ferrous metals, which accounted for 49.7% of the segment’s sales product mix for the second quarter of 2007, compared to 38.6% for the second quarter of 2006.

Operating costs and expenses increased $17.5 million, or 9.8%, from $179.0 million for the three months ended June 30, 2006 to $196.5 million for the three months ended June 30, 2007. This increase was attributable to an increase in the cost of raw materials of 26.2%, partially offset by a decrease in volumes of 10.9%. Operating costs and expenses as a percentage of net sales decreased from 94.4% for the three months ended June 30, 2006 to 92.2% for the three months ended June 30, 2007.

Operating income increased by $5.9 million, or 55.7%, from $10.6 million for the three months ended June 30, 2006 to $16.5 million for the three months ended June 30, 2007. This increase was attributable to an increase in average realized prices, offset somewhat by higher raw material costs, combined with our decision to reduce volume to maintain our level of profitability and our shift in product mix to sales of more non-ferrous products. Operating income as a percentage of net sales increased from 5.6% for the three months ended June 30, 2006 to 7.7% for the three months ended June 30, 2007.

Building Products. Net sales decreased $9.0 million, or 16.7%, from $54.0 million for the three months ended June 30, 2006 to $45.0 million for the three months ended June 30, 2007. The 2006 Acquisition of Dura-Loc accounted for an increase of $0.5 million of net sales during the period, which was offset by a net sales decrease of $9.5 million that was primarily due to softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production.

Operating costs and expenses decreased $5.5 million, or 11.6%, from $47.3 million for the three months ended June 30, 2006 to $41.8 million for the three months ended June 30, 2007. The 2006 Acquisition of Dura-Loc accounted for $0.3 million of increased costs, offset by a decrease of $5.8 million that was primarily due to lower sales volume. Operating costs and expenses as a percentage of net sales increased from 87.6% for the three months ended June 30, 2006 to 92.9% for the three months ended June 30, 2007.

Operating income decreased by $3.5 million, or 52.2%, from $6.7 million for the three months ended June 30, 2006 to $3.2 million for the three months ended June 30, 2007. The 2006 Acquisition of Dura-Loc accounted for $0.2 million of operating income for the quarter-ended June 30, 2007. The offsetting decrease of $3.7 million was primarily attributable to the decline in net sales discussed above. Operating income as a percentage of net sales decreased from 12.4% for the three months ended June 30, 2006 to 7.1% for the three months ended June 30, 2007.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $0.5 million, from $7.8 million for the three months ended June 30, 2006 to $7.3 million for the three months ended June 30, 2007. The decrease was primarily attributable to lower employee benefit costs and lower professional fees.

Segment Results—Six Months Ended June 30, 2007 Compared to June 30, 2006

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2007:
Plates and Shapes	$447.4	$396.9	$50.5	$8.2	419
Flat Rolled and Non-Ferrous	424.5	394.1	30.4	1.5	323
Building Products	79.3	78.0	1.3	1.0	—
Corporate and other	(7.7)	9.6	(17.3)	0.3	(6)

Total	$943.5	$878.6	$64.9	$11.0	736

2006
Plates and Shapes	$418.1	$373.8	$44.3	$2.9	426
Flat Rolled and Non-Ferrous	381.1	364.3	16.8	1.8	360
Building Products	99.5	93.2	6.3	2.1	—
Corporate and other	(10.9)	4.4	(15.3)	0.2	(11)

Total	$887.8	$835.7	$52.1	$7.0	775

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $29.3 million, or 7.0%, from $418.1 million for the six months ended June 30, 2006 to $447.4 million for the six months ended June 30, 2007. The 2006 Acquisition of Port City accounted for $26.6 million of increased net sales for the six months ended June 30, 2007. The remaining increase of $2.7 million was primarily due to a 7.0% increase in the average sales price per ton, partially offset by a 6.0% decrease in shipments for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Operating costs and expenses increased $23.1 million, or 6.2%, from $373.8 million for the six months ended June 30, 2006 to $396.9 million for the six months ended June 30, 2007. The 2006 Acquisition of Port City accounted for $23.0 million of the increase. In addition, a 6.0% decrease in shipments was partially offset by a 5.8% increase in average realized prices (which includes the effect of inventory purchase accounting costs of $4.3 million in the first quarter of 2006) for the six months ended June 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 89.4% for the six months ended June 30, 2006 to 88.7% for the six months ended June 30, 2007.

Operating income increased by $6.2 million, from $44.3 million for the six months ended June 30, 2006 to $50.5 million for the six months ended June 30, 2007. The 2006 Acquisition of Port City accounted for $3.6 million of the increase. The remaining increase is primarily attributable to the increase in net sales discussed above. Operating income as a percentage of net sales increased from 10.6 % for the six months ended June 30, 2006 to 11.3% for the six months ended June 30, 2007.

Flat Rolled. Net sales increased $43.4 million, or 11.4%, from $381.1 million for the six months ended June 30, 2006 to $424.5 million for the six months ended June 30, 2007. This increase was primarily due to a 24.1% increase in the average sales price per ton, partially offset by a 10.3% decrease in shipments for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Although prices were generally improving throughout the first six months of 2007, the ferrous Flat Rolled business remained competitive and, as a result, we elected to reduce sales volume to maintain our level of profitability. The increase in average sales price per ton was largely driven by increased sales of non-ferrous metals, which accounted for 47.0% of the segment’s sales product mix for the first six months of 2007, compared to 36.6% for the first six months of 2006.

Operating costs and expenses increased $29.8 million, or 8.2%, from $364.3 million for the six months ended June 30, 2006 to $394.1 million for the six months ended June 30, 2007. This increase was mostly attributable to an increase in the cost of raw materials of 22.7% (which includes the effect of inventory purchase accounting costs of $3.2 million in the first quarter of 2006), partially offset by a 10.3% decrease in shipments for the six months ended June 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 95.6% for the six months ended June 30, 2006 to 92.8% for the six months ended June 30, 2007.

Operating income increased by $13.6 million, from $16.8 million for the six months ended June 30, 2006 to $30.4 million for the six months ended June 30, 2007. The increase was primarily attributable to the increase in net sales discussed above, which, despite the decrease in shipments, produced higher margins due to the shift in product mix to more non-ferrous products. Operating income as a percentage of net sales increased from 4.4% for the six months ended June 30, 2006 to 7.2% for the six months ended June 30, 2007.

Building Products. Net sales decreased $20.2 million, or 20.3%, from $99.5 million for the six months ended June 30, 2006 to $79.3 million for the six months ended June 30, 2007. The 2006 Acquisition of Dura-Loc accounted for $2.4 million of sales during the period. The remaining net sales decrease was primarily due to softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production.

Operating costs and expenses decreased $15.2 million, or 16.3%, from $93.2 million for the six months ended June 30, 2006 to $78.0 million for the six months ended June 30, 2007. The 2006 Acquisition of Dura-Loc accounted for $2.3 million of increased costs, which was offset by lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. Operating costs and expenses as a percentage of net sales increased from 93.7% for the six months ended June 30, 2006 to 98.4% for the six months ended June 30, 2007.

Operating income decreased by $5.0 million, or 79.4%, from $6.3 million for the six months ended June 30, 2006 to $1.3 million for the six months ended June 30, 2007. The 2006 Acquisition of Dura-Loc accounted for $0.1 million of operating income, offset primarily by the reductions in sales volumes discussed above. Operating income as a percentage of net sales decreased from 6.3% for the six months ended June 30, 2006 to 1.6% for the six months ended June 30, 2007.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.0 million, or 13.1%, from $15.3 million for the six months ended June 30, 2006 to $17.3 million for the six months ended June 30, 2007. This increase was primarily attributable to $3.0 million of higher stock-based compensation expense due to the accelerated vesting of stock options in connection with the January 2007 dividend paid by Metals USA Holdings to its stockholders, partially offset by lower amortization of the customer lists intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the ABL facility and our cash flow from operations. At June 30, 2007, our borrowing availability was $119.8 million and we had available cash of $17.6 million. Our debt as a percentage of total capitalization (debt plus stockholder’s equity) was 79.4% at June 30, 2007, compared to 80.5% at December 31, 2006. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below. At July 30, 2007, we had $342.5 million drawn on the ABL facility and borrowing availability of $116.0 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $572.9 million at December 31, 2006 to $573.7 million at June 30, 2007.

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

During the six months ended June 30, 2007, net cash provided by operating activities was $38.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $37.5 million, in addition to changes in operating assets and liabilities that resulted in a cash inflow of $0.5 million for the period, an amount that was primarily attributable to decreases in inventories and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable. During the six months ended June 30, 2006, net cash used in operating activities was $15.9 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $21.7 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $37.6 million, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by decreases in prepaid expenses and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $9.9 million for the six months ended June 30, 2007, and consisted primarily of $11.0 million of purchases of assets. For the six months ended June 30, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility. Net cash used in investing activities was $52.5 million for the six months ended June 30, 2006, and consisted of $7.0 million of purchases of assets, in addition to $45.5 million for the 2006 Acquisitions. For the six months ended June 30, 2006, the most significant capital projects included an expansion of our non-ferrous Germantown, Wisconsin facility and the installation of new processing equipment in our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $24.7 million for the six months ended June 30, 2007, and consisted primarily of dividends paid to Metals USA Holdings of $12.8 million, in addition to net repayments on the ABL facility of $9.0 million. Net cash provided by financing activities was $76.4 million for the six months ended June 30, 2006 and consisted primarily of net borrowings on the ABL facility of $102.6 million and a $25.0million cash dividend paid to Metals USA Holdings.

Financing Activities

The ABL Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

Prior to June 8, 2007, the ABL facility provided for borrowings, subject to a borrowing base calculation, of up to $450.0 million, which was comprised of $425.0 million of Tranche A Commitments and $25.0 million of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect.

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

On June 8, 2007, we executed the June 2007 amendment to the ABL facility, which increased the commitment from $450.0 million to $525.0 million, comprised of $500.0 million of Tranche A Commitments and $25.0 million of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0 million. The June 2007 amendment did not have any impact on our current covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $2.4 million, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

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

As of June 30, 2007, we had eligible collateral of $496.0 million, $320.0 million in outstanding advances, $17.7 million in open letters of credit and $119.8 million in additional borrowing capacity.

In May 2006, we used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Dura-Loc, respectively. Also in May 2006, Flag Intermediate paid a $25.0 million dividend to Metals USA Holdings (the “May 2006 dividend”), which was funded by the ABL facility. In January 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 million of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 million to its stockholders, to make a cash payment (partially in lieu of the cash dividend) of $4.2 million to its vested stock option holders, and to pay fees and expenses related to the issuance of the Holdings Notes, including a $1.5 million non-recurring transaction fee to Apollo.

On July 2, 2007, we purchased the business operations of Lynch for approximately $43.0 million. The purchase price was funded by borrowings under the ABL facility, $39.0 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over the next two years. Also in July 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes. The net proceeds from the issuance of the 2007 Notes, as well as approximately $6.1 million of additional borrowings under the ABL facility, were used to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $6.0 million), to pay a cash dividend of approximately $130.3 million to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

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

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt.

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; plus, in each case, an applicable margin ranging between 0.25% and 0.50% as determined in accordance with the loan agreement or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the loan and security agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of 0.75% or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of 2.75%.

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 8.25% and 5.36%, respectively, at June 30, 2007.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by Metals USA. As long as our borrowing availability is $45.0 million or greater, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0.

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

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

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

2006 Notes

During December 2006, Metals USA Holdings issued the 2006 Notes. The 2006 Notes were senior unsecured obligations that were not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2006 Notes were structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate provided funds to service the 2006 Notes through payment of quarterly dividends to Metals USA Holdings. On April 16, 2007, Flag Intermediate paid Metals USA Holdings a $5.3 million dividend to finance the initial quarterly interest payment on the 2006 Notes.

In connection with the issuance of the 2007 Notes discussed below, Metals USA Holdings discharged its obligations under the indenture related to the previously issued 2006 Notes by depositing with the trustee for the 2006 Notes (i) an irrevocable notice of redemption of the 2006 Notes and (ii) cash and United States government securities in an amount necessary to yield on August 9, 2007 approximately $156.0 million, which represents all amounts payable under the indenture relating to the 2006 Notes on the August 9, 2007 redemption date.

2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial four interest payments on the 2007 Notes are payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Flag Intermediate plans to provide funds to service the 2007 Notes through payment of quarterly dividends to Metals USA Holdings, as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2007 (remaining six months)	$7.7	$—
2008	$34.2	$9.2
2009	$34.6	$36.9
2010	$36.0	$38.3
2011	$36.8	$39.1
2012	$27.8	$29.5

On October 1, 2007, Flag Intermediate expects to pay Metals USA Holdings a $7.7 dividend to finance the initial quarterly interest payment on the 2007 Notes.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $35.3 under the indenture governing the Metals USA Notes and $60.0 under the loan and security agreement governing the ABL facility as of June 30, 2007.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of June 30, 2007, our FCCR was 1.64. As of June 30, 2007, we had $119.8 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the Metals USA Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indenture requires us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures. The most restrictive of the covenants in all of our debt agreements is the FCCR in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

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

As of June 30, 2007, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of June 30, 2007, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $60.0 million under the loan and security agreement governing the ABL facility and $35.3 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net income	$14.7	$13.9	$21.3	$16.0
Depreciation and amortization(1)	5.5	4.8	11.0	9.2
Interest expense	14.8	12.9	29.5	24.9
Provision (benefit) for income taxes	9.9	9.9	14.1	11.4
Other (income) expense	—	(0.1)	—	(0.2)

EBITDA	44.9	41.4	75.9	61.3
Covenant defined adjustments:
Inventory purchase adjustments(2)	—	—	—	10.8
Stock options and grant expense(3)	0.3	0.3	3.7	0.6
Management fees(4)	0.3	0.3	0.6	0.6

Adjusted EBITDA	$45.5	$42.0	$80.2	$73.3

Fixed charge coverage ratio(5)	1.64	1.21	1.64	1.21

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	This amount represents the FCCR, as defined by the ABL facility.

Commitments and Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 did not have a material effect on the Company’s financial statements. The Company is currently assessing the measurement date element to determine the impact, if any, that it will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

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

Prices in the flat-rolled steel market stabilized during the first six months of 2007, while market conditions for non-ferrous products, particularly stainless steel, strengthened during the period. The timing of the effect that further price increases will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility. The ABL facility was subject to variable interest rates as of June 30, 2007. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the ABL facility were $320.0 million as of June 30, 2007. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $3.2 million.

We have $275.0 million of Metals USA Notes with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At June 29, 2007, the Metals USA Notes were traded at approximately 109% of face value.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 3, 2007, the sole stockholder of Metals USA, Inc., holding an annual meeting by unanimous written consent, re-elected all existing directors to serve another year.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
4.1*	Amendment No. 2, dated as of June 8, 2007, to the Loan and Security Agreement dated as of November 30, 2005, as amended by Amendment No. 1 dated as of July 18, 2006, among Flag Intermediate Holdings Corporation, Metals USA, Inc., certain subsidiaries of Metals USA, Inc. party thereto, Credit Suisse, as administrative agent, and Bank of America, N.A.

31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 6, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 6, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated August 6, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 6, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated August 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: August 6, 2007	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC.

Date: August 6, 2007	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer