Form 10-K
period 2007-12-31
Flag Intermediate Holdings CORP; METALS USA INC
filed 2008-02-20
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 333-132918

FLAG INTERMEDIATE HOLDINGS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779274
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

One Riverway, Suite 1100
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Commission File Number 1-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779274
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

One Riverway, Suite 1100
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

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

Larger accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There is no market for the Registrant’s common stock. As of February 15, 2008, 100 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2008;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions;

•	our ability to compete effectively for market share with industry participants;

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

As one of the largest metal service center businesses in the United States, we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals and manufactured metal components. We are an important intermediary between primary metal producers that produce and sell large volumes of metals in a limited number of sizes and configurations and end-users, such as contractors and OEMs, which often require smaller quantities of more customized products delivered on a just-in-time basis. We earn a margin over the cost of metal based upon value-added processing enhancements, which adds stability to our financial results and significantly reduces our earnings volatility relative to metals producers. In addition to our metal service center activities, we have a building products business that supplies a range of manufactured products to the residential remodeling industry. In May 2006, we completed two acquisitions (the “2006 Acquisitions”) to bolster the market position and organic growth of our service center and building products businesses. On July 2, 2007, we completed the acquisition of Lynch Metals. Lynch Metals is a metals service center business that provides specialized aluminum processing capabilities to the aerospace and industrial equipment industries. The combination of Lynch Metals to the Metals USA footprint strengthens the Company’s non-ferrous presence in the Eastern and Western United States. We have an active pipeline of additional acquisition targets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.” We serve more than 18,500 customers annually from 74 operating locations throughout the United States and Canada. Our business is primarily divided into three operating groups: Plates and Shapes Group; Flat Rolled and Non-Ferrous Group; and Building Products Group.

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

Segment Information

Each of our product groups is led by an experienced executive and is supported by a professional staff in finance, purchasing and sales and marketing. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 12 to our consolidated financial statements included elsewhere in this report.

Metals Processing/Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

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

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 92% of our 2007 net sales and the substantial majority of our 2007 operating income.

Plates and Shapes Group. We believe we are one of the largest distributors of metal plates and shapes in the United States. We sell products such as wide-flange beams, plate, tubing, angles, bars and other structural shapes in a number of alloy grades and sizes. A substantial number of our products undergo additional processing prior to being delivered to our customers, such as blasting and painting, tee-splitting, cambering/leveling, cutting, sawing, punching, drilling, beveling, surface grinding, bending, shearing and cutting-to-length. We sell the majority of our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes and require just-in-time delivery. The customers of our Plates and Shapes Group are primarily in the fabrication, construction, machinery and equipment, transportation and energy industries. We serve our customers, who generally operate in a limited geographic region, from 21 metals service centers located primarily in the southern and eastern half of the United States. Each metals service center is located in close proximity to our metal suppliers and our customers. In May 2006, we completed the acquisition of all of the assets and operations of Port City Metal Services (“Port City”), a high value-added plates facility located in Tulsa, Oklahoma, that bolsters our presence in the construction and oil-field services sector. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.”

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group sells a number of products, including carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes. Substantially all of the materials, carbon as well as the non-ferrous materials sold by our Flat Rolled and Non-Ferrous Group, undergo value-added processing prior to delivery to the customer. We provide a broad range of value-added processing services including precision blanking, slitting, shearing, cutting-to-length, punching, and leveling. Our customers are in the electrical manufacturing, fabrication, furniture, appliance manufacturing, machinery and equipment and transportation industries and include many larger customers who value the high quality products that we provide together with our customer service and reliability. A number of our large customers purchase through pricing arrangements or contractual agreements. We serve our customers from 13 metals service centers in the midwestern and southern regions of the United States. Each metals service center is located in close proximity to our metal suppliers and our customers. On July 2, 2007, we completed the acquisition of Lynch Metals (“Lynch”), a service center business that provides value-added, specialized aluminum processing capabilities to the aerospace and industrial equipment industries.

Industry Overview. The metals service center industry is highly fragmented, with as many as 5,000 participants throughout North America, generating in excess of $126.5 billion in net sales in 2006. The industry includes both general line distributors that handle a wide range of metal products and specialty distributors that specialize in particular categories of metal products. We are a general line distributor. Metals service centers accounted for approximately one-quarter or more of U.S. steel shipments in 2007 based on volume, a market share which has been relatively constant for the last 15 years.

We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals service centers. During the past two decades, primary metals producers have been focusing on their core competency of high-volume production of a limited number of standardized metal products. As primary metals producers have consolidated, they increasingly have required metal service centers and processors to perform value-added services for end-customers. As a result, most end-users cannot obtain processed products directly from primary metals producers and therefore over 300,000 OEMs, contractors and fabricators nationwide rely on metal service centers. End-users have also recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production costs by shifting the responsibility of pre-production processing to metal service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

Value-added metal service centers, including ourselves, have also benefited from growing customer demand for inventory management and just-in-time delivery services. These supply-chain services, which are normally not provided by primary metals producers, enable end-users to reduce input costs, decrease capital required for inventory and equipment and save time, labor and other expenses. Some value-added metal service centers, including us, have installed electronic data interchange between their computer systems and those of their customers to facilitate order entry, inventory management, just-in-time delivery and billing.

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

We cooperate with our customers and tailor our deliveries to support their needs, which in many instances consist of short lead-times and just-in-time delivery requirements. This is accomplished through our inventory management programs, which permit us to deliver processed metals from a sufficient inventory of raw materials to meet the requirements of our customers, which in many instances results in orders filled within 24 to 48 hours.

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. A number of our facilities have International Standards Organization, or ISO, 9002 certification.

Building Products Group

Overview. The Building Products Group provides diversification to our metal service center business as both its operations and the end-markets that it serves are significantly different from those of our metal service center business. The Building Products Group manufactures and sells sunrooms, roofing products, awnings and solariums for use in residential applications and large area covered canopies, awnings and covered walkways for use in commercial applications. Substantially all of our Building Products Group sales are attributable to the residential remodeling market with the remaining sales attributable to commercial applications. Because our building products business is primarily focused on the residential remodeling market, demand is not directly correlated to housing starts or interest rates, nor are prices generally subject to fluctuations in the demand for or price of metal. Most customers of our Building Products Group are in the home improvement, construction, wholesale trade and building material industries. We generally sell our products through a network of independent distributors and home improvement contractors. We believe we are one of only a few suppliers with national scale across our market segments. We operate through 18 service center locations and 22 sales and distribution facilities throughout the southern and western regions of the United States and Canada. The Building Products Group contributed approximately 8% of our 2007 net sales. In May 2006, we completed the acquisition of all of the assets and operations of Allmet, a metal roofing manufacturer and distributor with a manufacturing facility located near Toronto, Ontario, Canada that we believe solidifies our position as one of the largest stone-coated metal roofing manufacturers in North America. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results—2006 Acquisitions.”

Industry Overview. Over the last decade, the residential remodeling industry has experienced stable growth due to a number of different macroeconomic and demographic factors including favorable borrowing costs, rising disposable incomes, increased rates of home ownership and aging American houses. Existing-home sales impact the remodeling market as owners improve their homes in preparation for sale, and new-home buyers often undertake significant renovations and remodeling projects within the first few months of ownership. The increase in disposable incomes has been a factor in the rise in homeownership to approximately 68% in 2007 from 55% in 1950. The aging of the domestic home supply is also expected to bolster remodeling sales as the average home in the U.S. is now over 30 years old. As Americans continue to improve and upgrade their homes, we believe an increasing number will turn to remodeling as a cost-effective alternative to new housing construction. The most popular remodeling projects include backyard living items, such as pool enclosures, lattices and patio covers, as well as sunrooms and roofing, all of which we manufacture and distribute.

Sales of existing homes softened in 2006, and the decrease continued throughout 2007. Existing home sales are an important driver of remodeling activity, with sellers of older properties typically making improvements before putting their homes on the market and recent buyers typically making changes to customize their new homes to their tastes.

While signs of a construction cutback have been appearing since early 2006, direct evidence of a remodeling slowdown emerged in late 2006 and has continued throughout 2007. Retail sales at building and supply dealers have weakened after adjusting for inflation in product price. These businesses sell home products and supplies to do-it-yourself and buy-it-yourself homeowners, as well as directly to professional general contractors and the trades.

The softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production, contributed to a year-over-year net sales decrease for our Building Products Group. We have implemented certain initiatives in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. During 2007, we closed three sales and distribution centers within our Building Products Group (Jackson, Mississippi, Ft. Meyers and West Melbourne, Florida). In addition, during December 2007, we announced the closure of our Houston, Texas manufacturing facility, which we expect to cease operations by the end of the first quarter of 2008.

Sources of Supply

In recent years, steel, aluminum, copper and other metals production in the U.S. has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead-times for, some products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow us to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease becomes effective. Our purchasing decisions are based on our forecast of the availability of metal products, ordering lead-times and pricing, as well as our prediction of customer demand for specific products.

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., North American Stainless, AK Steel, Arcelor Mittal, Steel Dynamics, IPSCO Steel and Gerdau Ameristeel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

Ferrous metals producers have been undergoing rapid consolidation over the past four years. U.S. Steel, Nucor Corp. and Mittal Steel NA have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by creating a more disciplined approach to production and pricing.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 3% of our net sales in each of the last three years. Our ten largest customers represented less than 11% of our net sales in 2007.

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

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials we use in our operations include general commercial lubricants and cleaning solvents. Among the more significant regulated activities that occur at some of our facilities are: the accumulation of scrap metal, which is sold for recycling; the generation of plant trash and other solid wastes and wastewaters, such as water from burning tables operated at some of our facilities, which wastes are disposed of in accordance with the Federal Water Pollution Control Act and the Resource Conservation and Recovery Act using third-party commercial waste handlers; and the storage, handling, and use of lubricating and cutting oils and small quantities of maintenance-related products and chemicals, the health hazards of which are communicated to employees pursuant to Occupational Safety and Health Act-prescribed hazard communication efforts and the disposal or recycling of which are performed pursuant to the Resource Conservation and Recovery Act.

Generally speaking, our facilities’ operations do not involve the types of emissions of air pollutants, discharges of pollutants to land or surface water, or treatment, storage, or disposal of hazardous waste which would ordinarily require federal or state environmental permits. Some of our facilities possess authorizations for air emissions from paints and coatings, hazardous materials permits under local fire codes or ordinances for the storage and use of small quantities of combustible materials such as oils or paints, and state or local permits for on-site septic systems. Our cost of obtaining and complying with such permits has not been and is not anticipated to be material. Our operations are such that environmental regulations typically have not required us to make significant capital expenditures for environmental compliance activities.

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the CERCLA National Priority List. CERCLA establishes joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups have not been material. We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

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

Employees

As of December 31, 2007, we employed approximately 2,700 persons. As of December 31, 2007, approximately 270, or 10% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to eight collective bargaining agreements which expire at various times, including five of which will expire in 2010 (which cover approximately 7% of our employees). Collective bargaining agreements for all of our union employees expire in each of the next three years. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2008.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.

See “Risk factors—Risks Related to Our Business—A failure to retain our key employees could adversely affect our business” and “Risk Factors—Risks Related to Our Business—Adverse developments in our relationship with our unionized employees could adversely affect our business.”

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

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 12 to our consolidated financial statements.

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

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report and in Item7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider the risk factors set forth below, as well as other information contained in this document, when evaluating your investments in our securities. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our business, financial condition and results of operations are heavily impacted by varying metals prices.

Metals costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, adversely affect our net sales, operating margin and net income. Our metals service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers, which we base on information derived from customers, market conditions, historic usage and industry research. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

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

Our customers sell their products abroad, and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include further increased prices of steel, enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations, including the weak U.S. dollar, or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been and is expected to continue to be adversely affected if consumer confidence falls, since the results of that group depend on a strong residential remodeling industry, which in turn has been partially driven by relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers. Termination of one or more of our relationships with any of these suppliers could have a material adverse effect on our business, financial condition or results of operations because we may be unable to obtain metal from other sources in a timely manner or at all.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2007, the top two metals producers represent a significant portion of our total metal purchasing cost. Termination of one or more of our relationships with either of these suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain metal from other sources in a timely manner.

In addition, the domestic metals production industry has experienced consolidation in recent years. As of December 31, 2007, the top three metals producers together control over 60% of the domestic flat rolled steel market. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition or results of operations. Consolidation could also result in price increases for the metal that we purchase. Such price increases could have a material adverse effect on our business, financial condition or results of operations if we were not able to pass these price increases on to our customers.

Intense competition among many competitors could adversely affect our profitability.

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added metals processor/service centers on a regional and local basis, some of which may have greater financial resources than we have. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. One competitive factor, particularly in the ferrous Flat Rolled business, is price. We may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition or results of operations.

A failure to retain our key employees could adversely affect our business.

We are dependent on the services of our President, Chief Executive Officer and Chairman, Mr. C. Lourenço Gonçalves, and other members of our senior management team to remain competitive in our industry. There is a risk that we will not be able to retain or replace these key employees. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. Other than a life insurance policy maintained by us on Mr. Gonçalves, for which we are the beneficiary, we do not maintain any life insurance policies for our key employees. The loss of any member of our senior management team could have a material adverse effect on our business, financial condition or results of operations.

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

Environmental costs could decrease our net cash flow and adversely affect our profitability.

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), National Priority List. See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs in defense of such claims.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2007, approximately 270 of our employees (10%) at various sites were members of unions. We are currently a party to eight collective-bargaining agreements with such unions, which expire at various times, including five of which will expire in 2010 (which cover approximately 7% of our employees). Collective-bargaining agreements for all of our union employees expire in each of the next three years. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition or results of operations. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Merger, the 2006 Acquisitions, and the acquisition of Lynch Metals.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2007. The Merger was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values. This new basis of accounting began on November 30, 2005. In addition, the 2006 Acquisitions and the acquisition of Lynch Metals were, and we expect future acquisitions will be, also accounted for using purchase accounting and, therefore, similar limitations regarding comparability of historical and subsequent results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses, including the 2006 Acquisitions and Lynch Metals, are included in our financial statements only from the date of the acquisitions. As a result, amounts presented in the consolidated financial statements and footnotes may not be comparable with those of prior periods.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We may not be able to identify suitable acquisition candidates, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Impacting Comparability of Results.” We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition, we may incur debt or issue equity. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could have an adverse effect on our business, financial condition and results of operations, include:

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

We are controlled by Apollo and its affiliates, and their interests as equity holders may conflict with yours.

We are an affiliate of, and are controlled by, Apollo and its affiliates. The interests of Apollo and its affiliates may not always be aligned with yours. For example, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of our debt if the transactions resulted in our being more highly leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or if we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our debt. In that situation, for example, the holders of our debt might want us to raise additional equity to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Additionally, Apollo and certain of its affiliates are in the business of making investments in businesses engaged in the metals service industry that complement or directly or indirectly compete with certain portions of our business.

Further, if they pursue such acquisitions in the metals service industry, those acquisition opportunities may not be available to us. So long as Apollo and its affiliates continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our business decisions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2007, we operated 21 metals service centers in the Plates and Shapes Group and 13 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated 18 service center locations where we process metals into various building products and 22 sales and distribution centers. During 2004, nine Building Products locations were closed and two locations were merged. During 2005, the operations of two Building Products locations were merged into other operating locations, and one Building Product location converted from processing metal to a sales and distribution center. During 2006, we acquired one location in the Plates and Shapes Group and added four locations in the Building Products Group, two of which were as a result of an acquisition and one of which was subsequently closed. During 2007, we acquired two locations within our Flat Rolled and Non-Ferrous Group (Union, New Jersey and Anaheim, California). We also closed two locations within our metals service center business—our Greenville, Kentucky Plates and Shapes facility and our Chattanooga, Tennessee Flat Rolled and Non-Ferrous facility. We also closed three sales and distribution centers within our Building Products Group (Jackson, Mississippi, Ft. Meyers and West Melbourne, Florida). In addition, during December 2007, we announced the closure of our Houston, Texas manufacturing facility, which we expect to cease operations by the end of the first quarter of 2008. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of our other facilities, and through the use of common carrier for product delivery.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our facilities, sales and distribution centers and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2007

	Location	Square Footage	Owned/ Leased

Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	150,000	Owned
Mid-Atlantic Plates and Shapes	Oakwood, Georgia	206,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Wilmington, North Carolina	178,000	Leased
Ohio Valley Plates and Shapes	Canton, Ohio	110,000	Owned
	Ambridge, Pennsylvania	200,000	Leased
	Leetsdale, Pennsylvania	114,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

Flat Rolled and Non-Ferrous Group:
	Madison, Illinois	100,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Randleman, North Carolina	154,000	Owned

	Location	Square Footage	Owned/ Leased

	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Wichita, Kansas	43,000	Leased
	Liberty, Missouri	117,000	Leased
	Northbrook, Illinois	187,000	Owned
	Walker, Michigan	50,000	Owned
	Union, New Jersey	39,000	Leased
	Anaheim, California	22,000	Leased

Building Products Group:
Service Centers	Phoenix, Arizona	111,000	Leased
	Brea, California	43,000	Leased
	Buena Park, California	168,000	Leased
	Corona, California	38,000	Leased
	Ontario, California	28,000	Leased
	Rancho Cordova, California	41,000	Leased
	Groveland, Florida	247,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	142,000	Owned
	Houston, Texas	155,000	Leased
	Mesquite, Texas	200,000	Leased
	Mesquite, Texas	55,000	Leased
	Kent, Washington	57,000	Leased
	Courtland, Ontario	32,000	Owned
Sales and Distribution Centers	Birmingham, Alabama	12,000	Leased
	Tucson, Arizona	9,000	Leased
	Hayward, California	24,000	Leased
	San Diego, California	9,000	Leased
	Clearwater, Florida	20,000	Leased
	Holly Hill, Florida	10,000	Leased
	Jacksonville, Florida	17,000	Leased
	Lakeland, Florida	24,000	Leased
	West Palm Beach, Florida	5,000	Leased
	Stone Mountain, Georgia	14,000	Leased
	Louisville, Kentucky	22,000	Leased
	Kansas City, Missouri	16,000	Leased
	Overland, Missouri	13,000	Leased
	Greensboro, North Carolina	15,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Harrisburg, Pennsylvania	12,000	Leased
	Memphis, Tennessee	20,000	Leased
	Dallas, Texas	26,000	Leased
	Longview, Texas	15,000	Leased
	San Antonio, Texas	20,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased

	Location	Square Footage	Owned/ Leased

Administrative Locations:
Corporate Headquarters	Houston, Texas	13,000	Leased
Building Product Group	Houston, Texas	13,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	This facility is subject to liens with respect to specific debt obligations, including Industrial Revenue Bonds.

Item 3. Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings under the indenture governing the Metals USA Notes was $34.8 million as of December 31, 2007. In addition, under the most restrictive covenants of the loan and security agreement governing our Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”), the maximum amount of dividends that could be paid at December 31, 2007 was $74.9 million (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 to the Consolidated Financial Statements). In 2007, Flag Intermediate paid dividends to Metals USA Holdings aggregating $18.1 million. In 2006, Flag Intermediate paid dividends to Metals USA Holdings aggregating $25.0 million. There were no payments for the period from May 9, 2005 (date of inception) to November 30, 2005.

In addition, Flag Intermediate intends to provide funds to its parent company sufficient to enable Metals USA Holdings to satisfy its obligations arising from its $300.0 million Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) issued in July 2007. Flag Intermediate provided funds to Metals USA Holdings in the amount of $7.7 million to fund the initial quarterly interest payment on the 2007 Notes, which was paid on October 1, 2007. Flag Intermediate also provided funds to Metals USA Holdings to fund the second quarterly interest payment on the 2007 Notes in the amount of $8.4 million, which was paid on January 2, 2008. Flag Intermediate expects to provide funds to Metals USA Holdings to fund the third quarterly interest payment on the 2007 Notes in the amount of $8.5 million due on April 1, 2008.

Item 6. Selected Financial Data

On May 18, 2005, Metals USA Holdings and its wholly owned subsidiary, Flag Acquisition, entered into an Agreement and Plan of Merger with Metals USA. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. Metals USA Holdings, Flag Intermediate and Flag Acquisition conducted no operations during the period May 9, 2005 (date of inception) to November 30, 2005.

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

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the period from January 1, 2005 to November 30, 2005 for the Predecessor Company and for the period from May 9, 2005 to December 31, 2005, and as of December 31, 2006 and for the year ended December 31, 2006, and as of December 31, 2007 and for the year then ended for the Successor Company have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. The selected historical consolidated financial data as of December 31, 2003 and December 31, 2004, and for each of the two years ended December 31, 2004, and as of December 31, 2005 presented in this table have been derived from our Predecessor Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor Company			Successor Company
	Years Ended December 31,		Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Years Ended December 31,
	2003	2004			2006	2007
	(in millions)
Statements of Operations Data:
Net Sales	$963.2	$1,509.8	$1,522.1	$116.9	$1,802.9	$1,845.3
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in Operating Expenses below)	731.6	1,080.1	1,189.3	92.5	1,371.8	1,418.8
Operating expenses(1)(2)	215.2	256.0	250.7	23.5	312.1	313.0

Operating income	16.4	173.7	82.1	0.9	119.0	113.5
Interest expense	5.7	8.4	12.0	4.1	54.1	57.6
Other (income) expense, net	(2.0)	(2.5)	(0.1)	—	(0.5)	—

Income (loss) before income taxes and discontinued operations	12.7	167.8	70.2	(3.2)	65.4	55.9
Provision (benefit) for income taxes	5.1	63.3	26.7	(1.2)	25.9	19.3

Income (loss) before discontinued operations	7.6	104.5	43.5	(2.0)	39.5	36.6
Discontinued operations, net.	(0.1)	—	—	—	—	—

Net income (loss)	$7.5	$104.5	$43.5	$(2.0)	$39.5	$36.6

	Predecessor Company Years Ended December 31,		Successor Company Years Ended December 31,
	2003	2004	2005(3)	2006	2007
	(in millions)
Balance Sheet Data:
Working Capital	$303.4	$565.0	$453.7	$713.6	$511.9
Total assets	407.2	710.0	795.3	981.9	951.1
Long-term debt, less current portion	118.2	266.6	472.9	754.9	563.1
Stockholder’s equity (deficit)	200.6	328.2	132.4	147.6	167.6

(1)	For the one-month period ended December 31, 2005, the Successor Company’s operating expenses increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. For the year ended December 31, 2006, the Successor Company’s operating expenses increased by $23.9 million ($10.8 million in the first quarter of 2006 for cost of sales as the inventory was sold and $13.1 million of additional depreciation and amortization). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements are not comparable with those of the Predecessor Company.
(2)	We incurred certain non-recurring costs related to the Merger that were charged to the Predecessor Company’s selling, general and administrative expense during the period from January 1, 2005 to November 30, 2005. Such expenses of $15.8 million included $14.6 million paid by us on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards related to the long-term incentive compensation plan of the Predecessor Company. Additionally, we recorded expenses of $0.8 million related to severance costs and $0.4 million for other costs associated with the Merger.
(3)	The Merger was accounted for as a purchase, with the Successor Company applying purchase accounting on the closing date of the Merger. As a result, the merger consideration was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor Company. The fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million, and $22.2 million, respectively.

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Approximately 92% of our 2007 revenue was derived from our metal service center activities that are segmented into two groups, Plates and Shapes and Flat Rolled and Non-Ferrous. The remaining portion of our 2007 revenue was derived from our Building Products Group that manufactures and sells products primarily related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Our Building Products Group customers are distributors and contractors engaged in the residential remodeling industry.

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

Although the Merger has not affected our operations, it has significantly affected our results of operations as reported in our financial statements. In 2005, we incurred approximately $15.8 million of nonrecurring expenses relating primarily to stock option redemptions, severance packages and the amortization of certain prepaid expenses in connection with the closing of the Merger. As a result of the Merger, we have experienced increased non-cash expenses related to purchase price adjustments and increased interest expense resulting from the larger debt component of our capital structure.

As a result of the Merger, the fair values of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. For the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005, operating costs and expenses were increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. The fair value of deferred taxes and long-term liabilities were increased by $64.8 million and $3.1 million, respectively. Our intangible assets (customer lists) are being amortized over five years using an accelerated amortization method which approximates their useful life and economic value to us. Total acquisition costs were allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing date of the Merger using valuation and other studies.

As a result of the items discussed above, operating income is not comparable for the periods listed below. Operating income includes charges which affect comparability between periods as follows:

	Predecessor Company	Successor Company
	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Year Ended December 31, 2006
	(in millions)
Charges Included in Operating Income:
Inventory purchase adjustments(1)	$—	$4.1	$10.8
Stock options and grant expense(2)	15.0	0.4	1.2
Write-off of prepaid expenses as a result of the Merger(3)	0.3	—	—
Severance costs(4)	0.7	—	—
Management fees(5)	—	0.1	1.2

(1)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase adjustment of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount was charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(2)	The Predecessor Company paid $14.6 million on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards. Those amounts were recorded as an administrative expense during the period from January 1, 2005 to November 30, 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payments” (“SFAS 123(R)”). In accordance with SFAS 123(R), we recognized $1.2 million of non-cash stock-based compensation expense in 2006.
(3)	These prepaid amounts were written off as a result of the Merger.
(4)	This amount represents severance costs of management personnel that were replaced as part of the Merger.
(5)	Includes accrued expenses related to the management agreement with Apollo.

2006 Acquisitions

On May 17, 2006, Metals USA purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, including transaction costs and a $5.0 million contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers, and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from service centers and we believe we have realized synergies by consolidating its metal needs into our overall purchasing process. We have also realized benefits by selling Port City’s high-value-added products through our sales force to our existing customer base.

On May 12, 2006, Metals USA purchased all of the assets and operations of Allmet with one manufacturing facility located near Toronto, Ontario, Canada and a sales and distribution facility located in California (which was subsequently closed) for approximately $10.4 million Canadian dollars (approximately U.S. $9.4 million). Allmet, then operating as Dura-Loc Roofing Systems Limited, was established in 1984 and is one of the leading stone-coated metal roof manufacturers in North America. Effective June 30, 2007, we changed the trade name from Dura-Loc Roofing Systems Limited to Allmet to better facilitate our marketing objectives. Allmet is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. In addition, by transforming Allmet’s production processes to our methodologies, we have reduced Allmet’s cost of production, further improving the benefits of the purchase. We believe the addition of Allmet to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”), for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over the next two years. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $34.3 million, which was allocated to goodwill. In connection with the completion of the valuation of the trade name and customer list intangibles in the fourth quarter of 2007, $13.4 million was reclassified from goodwill to intangible assets. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4 million, $4.2 million and $1.4 million, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3 million. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations of tangible assets. The results of operations for the Lynch acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

Lynch is a value-added, specialty aluminum service center and processor with locations in New Jersey and California. Lynch uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. The acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch’s product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch’s non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch’s geographic base.

Selected Operational Information

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

Industry Trends

Metals Service Centers

Over the past several years, there has been significant consolidation among the major domestic metals producers. The top three steel producers now control over 60% of the domestic flat rolled steel market, which has created a metals pricing environment characterized by a more disciplined approach to production and pricing. The domestic suppliers have largely exited their non-core metal service and distribution functions to focus on reducing production costs and driving efficiencies from their core metals production activities. Increasingly, metal service centers like us have continued to capture a greater proportion of these key functions once served by the major metals producers.

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

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented and resulted in cost increases for the European and other large integrated steel mills throughout the world. During 2006, the industry experienced a modest rising price trend with localized periods of supply and demand imbalance. Import volumes grew aggressively during the second half of the year. As a result, for the third time since the domestic mills consolidated, domestic production was scaled back to bring supply and demand back into balance.

With the domestic steel producers taking a more disciplined approach to managing inventory levels through production curtailment, steel demand was generally favorable throughout most of 2007, resulting in moderate increases in selling values. Market conditions for non-ferrous products, which improved steadily through the first half of the year, softened in the third quarter of 2007 as a result of a downward trend in stainless steel surcharges. By year-end 2007 and into the beginning of the first quarter of 2008, lower inventories across the supply chain and an overall lack of imported steel had translated into market tightness, pushing up prices.

The timing of the effect that further price trends will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

Sales of existing homes softened in 2006, and the decrease continued throughout 2007. Existing home sales are an important driver of remodeling activity, with sellers of older properties typically making improvements before putting their homes on the market, and recent buyers typically making changes to customize their new homes to their tastes. While signs of a construction cutback have been appearing since early 2006, direct evidence of a remodeling slowdown emerged in late 2006 and continued through 2007. Retail sales at building and supply dealers have weakened after adjusting for inflation in product price. These businesses sell home products and supplies to do-it-yourself and buy-it-yourself homeowners, as well as directly to professional general contractors and the trades.

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

	Fiscal Years Ended December 31,
	2007	%	2006	%	2005	%
	(In millions, except percentages)
Net sales	$1,845.3	100.0%	$1,802.9	100.0%	$1,639.0	100.0%
Cost of sales	1,418.8	76.9%	1,371.8	76.1%	1,281.8	78.2%
Operating and delivery	178.4	9.7%	175.5	9.7%	151.9	9.3%
Selling, general and administrative	112.3	6.1%	115.2	6.4%	117.8	7.2%
Depreciation and amortization	22.1	1.2%	21.4	1.2%	4.5	0.3%
Impairment of property and equipment	0.2	0.0%	—	0.0%	—	0.0%

Operating income	113.5	6.2%	119.0	6.6%	83.0	5.1%
Interest expense	57.6	3.1%	54.1	3.0%	16.1	1.0%
Other (income) expense, net	—	0.0%	(0.5)	0.0%	(0.1)	0.0%

Income before income taxes	$55.9	3.0%	$65.4	3.6%	$67.0	4.1%

Results of Operations—Year Ended December 31, 2007 Compared to 2006

Net sales. Net sales increased $42.4 million, or 2.4%, from $1,802.9 million for the year ended December 31, 2006 to $1,845.3 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $15.6 million of increased sales for the period. Results of operations for the 2006 Acquisitions, which closed in May 2006, were included for the entire year ended December 31, 2007, and as a result, accounted for $25.7 million of increased sales for the year ended December 31, 2007 versus the same period of 2006. The remaining increase of $1.1 million was primarily attributable to a 9.8% increase in average realized prices, partially offset by a 6.7% decrease in volumes for our metal service center businesses and a decline in sales for our building products business of $37.4 million.

Cost of sales. Cost of sales increased $47.0 million, or 3.4%, from $1,371.8 million for the year ended December 31, 2006, to $1,418.8 million for the year ended December 31, 2007. The Lynch Metals acquisition accounted for $9.5 million of additional cost of sales for the period, while the 2006 Acquisitions accounted for $15.6 million of the increase. The remaining increase of $21.9 million was primarily attributable to an 11.2% increase in the average cost per ton, offset in part by a 6.7% decrease in volumes for our metal service center businesses, and by a decrease of $22.6 million in cost of sales for our building products business. Cost of sales as a percentage of net sales increased from 76.1% for the year ended December 31, 2006 to 76.9% for the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $2.9 million, or 1.7%, from $175.5 million for the year ended December 31, 2006 to $178.4 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $0.6 million of additional operating and delivery expenses for the period, while the 2006 Acquisitions accounted for a $6.8 million increase. These increases were partially offset by lower variable costs of $4.5 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses for 2007 remained level with 2006 at 9.7%.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.9 million, or 2.5%, from $115.2 million for the year ended December 31, 2006 to $112.3 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $1.6 million of increased selling, general and administrative expenses for the period, while the 2006 Acquisitions accounted for a $0.2 million increase. These acquisition increases were offset by a decrease of $4.7 million, which was primarily attributable to lower salaries, incentive compensation and advertising expenses at our Building Products segment, in addition to lower bad debt expense at our Flat Rolled and Non-Ferrous Group. As a percentage of net sales, selling, general and administrative expenses decreased from 6.4% for the year ended December 31, 2006 to 6.1% for the year ended December 31, 2007.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 3.3%, from $21.4 million for the year ended December 31, 2006 to $22.1 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $1.7 million of additional depreciation and amortization for the period, while the 2006 Acquisitions accounted for an increase of $1.3 million for the period. These acquisition increases were partially offset by a decrease of $2.3 million, which was primarily attributable to lower amortization of customer list intangible assets (which is recognized on an accelerated basis) recorded in connection with the Merger and the 2006 Acquisitions.

Operating income. Operating income decreased $5.5 million, or 4.6%, from $119.0 million for the year ended December 31, 2006 to $113.5 million for the year ended December 31, 2007. The acquisition of Lynch Metals contributed $2.2 million of operating income for the period, while the 2006 Acquisitions accounted for a $1.8 million increase versus the same period of last year. The remaining decrease of $9.5 million resulted primarily from higher cost of sales, which was driven by an increase in average cost per ton that exceeded the increase in average realized prices for our metal service center businesses, in addition to a decrease in operating income of $10.0 million for our building products business, which was driven by lower net sales and operating costs that increased year-over-year on a percentage of net sales basis. As a percentage of net sales, operating income decreased from 6.6% for the year ended December 31, 2006 to 6.2% for the year ended December 31, 2007.

Interest expense. Interest expense increased $3.5 million, or 6.5%, from $54.1 million for the year ended December 31, 2006 to $57.6 million for the year ended December 31, 2007. This increase was primarily a function of higher debt levels for the year ended December 31, 2007. During the year ended December 31, 2007, the average daily balance outstanding on our ABL facility was $319.3 million, at a weighted average interest rate of 7.06%, compared to $274.1 million at 7.05% for the comparable period of 2006.

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

Results of Operations by Segment

The results of operations by segment for the fiscal year ended December 31, 2005 includes the Predecessor Company results for the period January 1, 2005 through November 30, 2005 combined with the Successor Company results for the period May 9, 2005 (date of inception) through December 31, 2005. See “Results of Operations—2005 Successor Company and Predecessor Company Results—Combined Non-GAAP” below for information on our combined results for the fiscal year ended December 31, 2005, combining the results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the results for the Predecessor Company from January 1, 2005 to November 30, 2005.

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped(1)
2007:
Plates and Shapes	$889.7	48.2%	$796.9	46.0%	$92.8	81.8%	$16.6	826
Flat Rolled and Non- Ferrous	817.7	44.3%	767.6	44.3%	50.1	44.1%	2.9	614
Building Products	152.4	8.3%	152.7	8.8%	(0.3)	(0.3)%	1.6	—
Corporate and other	(14.5)	(0.8)%	14.6	0.8%	(29.1)	(25.6)%	0.4	(11)

Total	$1,845.3	100.0%	$1,731.8	100.0%	$113.5	100.0%	$21.5	1,429

2006:
Plates and Shapes	$856.6	47.5%	$760.7	45.2%	$95.9	80.6%	$11.1	843
Flat Rolled and Non-Ferrous	776.0	43.0%	731.7	43.5%	44.3	37.2%	2.8	680
Building Products	189.8	10.5%	180.1	10.7%	9.7	8.2%	2.7	—
Corporate and other	(19.5)	(1.1)%	11.4	0.7%	(30.9)	(26.0)%	0.3	(18)

Total	$1,802.9	100.0%	$1,683.9	100.0%	$119.0	100.0%	$16.9	1,505

2005:
Plates and Shapes	$694.7	42.4%	$626.3	40.3%	$68.4	82.4%	$13.7	740
Flat Rolled and Non- Ferrous	770.9	47.0%	735.4	47.3%	35.5	42.8%	2.5	723
Building Products	195.1	11.9%	178.3	11.5%	16.8	20.2%	3.2	—
Corporate and other	(21.7)	(1.3)%	16.0	1.0%	(37.7)	(45.4)%	0.9	(24)

Total	$1,639.0	100.0%	$1,556.0	100.0%	$83.0	100.0%	$20.3	1,439

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2007 Compared to 2006

Plates and Shapes. Net sales increased $33.1 million, or 3.9%, from $856.6 million for the year ended December 31, 2006 to $889.7 million for the year ended December 31, 2007. Results of operations for the 2006 Acquisition of Port City, which closed in May 2006, were included for the entire year ended December 31, 2007, and as a result, accounted for $25.9 million of increased sales for the year ended December 31, 2007 versus the same period of 2006. Apart from the increase attributable to Port City, net sales for the remainder of the segment increased $7.2 million, or 0.9%, primarily due to a 5.8% increase in average realized prices, partially offset by a 4.6% decrease in shipments, for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Operating costs and expenses increased $36.2 million, or 4.8%, from $760.7 million for the year ended December 31, 2006 to $796.9 million for the year ended December 31, 2007. The 2006 Acquisition of Port City accounted for $22.7 million of the increase. In addition, average cost per ton increased by 7.1%, which was partially offset by a 4.6% decrease in shipments for the year ended December 31, 2007. Operating costs and expenses as a percentage of segment net sales increased from 88.8% for the year ended December 31, 2006 to 89.6% for the year ended December 31, 2007.

Operating income decreased by $3.1 million, or 3.2%, from $95.9 million for the year ended December 31, 2006 to $92.8 million for the year ended December 31, 2007. The 2006 Acquisition of Port City accounted for $3.2 million of increased operating income for the year ended December 31, 2007 versus the same period of 2006. The remaining decrease of $6.3 million was primarily attributable to the increase in operating costs and expenses discussed above. Operating income as a percentage of segment net sales decreased from 11.2% for the year ended December 31, 2006 to 10.4% for the year ended December 31, 2007.

Flat Rolled. Net sales increased $41.7 million, or 5.4%, from $776.0 million for the year ended December 31, 2006 to $817.7 million for the year ended December 31, 2007. The acquisition of Lynch Metals contributed $15.6 million of additional net sales for the year ended December 31, 2007. The remaining increase of $26.1 million was primarily due to a 15.0% increase in the average sales price per ton, partially offset by a 10.1% decrease in shipments for the year ended December 31, 2007 compared to the year ended December 31, 2006, as we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 48% of the segment’s sales product mix for the year ended December 31, 2007, compared to 39% for the same period of 2006.

Operating costs and expenses increased $35.9 million, or 4.9%, from $731.7 million for the year ended December 31, 2006 to $767.6 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $13.4 million of additional operating costs and expenses for the year ended December 31, 2007. The remaining increase of $22.5 million was mostly attributable to an increase in the cost of raw materials of 16.0%, partially offset by a 10.1% decrease in shipments for the year ended December 31, 2007. Operating costs and expenses as a percentage of segment net sales decreased from 94.3% for the year ended December 31, 2006 to 93.9% for the year ended December 31, 2007.

Operating income increased by $5.8 million, or 13.1%, from $44.3 million for the year ended December 31, 2006 to $50.1 million for the year ended December 31, 2007. The acquisition of Lynch Metals contributed $2.2 million of operating income for the year ended December 31, 2007. The balance of the increase was primarily attributable to the increase in net sales discussed above, which, despite the decrease in shipments, produced higher margins due to the shift in product mix to more non-ferrous products. Operating income as a percentage of segment net sales increased from 5.7% for the year ended December 31, 2006 to 6.1% for the year ended December 31, 2007.

Building Products. Net sales decreased $37.4 million, or 19.7%, from $189.8 million for the year ended December 31, 2006 to $152.4 million for the year ended December 31, 2007. Results of operations for the 2006 Acquisition of Allmet, which was acquired in May 2006, were included for the entire year ended December 31, 2007, and as a result, accounted for $0.2 million of decreased sales for the year ended December 31, 2007 versus the same period of 2006. New house production and existing home sales, both of which are primary drivers of residential remodeling activity, were down for the year ended December 31, 2007 versus the same period of 2006. The softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $27.4 million, or 15.2%, from $180.1 million for the year ended December 31, 2006 to $152.7 million for the year ended December 31, 2007. The 2006 Acquisition of Allmet accounted for $1.2 million of increased costs, which was offset by lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. Operating costs and expenses as a percentage of segment net sales increased from 94.9% for the year ended December 31, 2006 to 100.2% for the year ended December 31, 2007.

Operating income decreased by $10.0 million, or 103.1%, from operating income of $9.7 million for the year ended December 31, 2006 to an operating loss of $0.3 million for the year ended December 31, 2007. The 2006 Acquisition of Allmet accounted for $1.4 million of the year-over-year decrease. The remainder of the decrease was primarily attributable to the reductions in sales volumes discussed above.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.8 million, or 5.8%, from $30.9 million for the year ended December 31, 2006 to $29.1 million for the year ended December 31, 2007. This decrease was primarily attributable to lower insurance expense due to favorable trends in workers compensation claims, lower amortization of the customer list intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset, in addition to lower employee benefit costs and lower incentive compensation. The decrease was partially offset by $3.6 million of higher stock-based compensation expense due to the accelerated vesting of stock options and partial settlement of existing stock option awards in connection with the January 2007 and July 2007 dividends paid by Metals USA Holdings to its stockholders.

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

Flat rolled and non-ferrous. Net sales increased $5.1 million, or 0.6%, from $770.9 million for the year ended December 31, 2005 to $776.0 million for the year ended December 31, 2006. This increase was primarily due to a 7.0% increase in the average sales price per ton partially offset by a 5.9% decrease in shipments. Although prices were generally improving throughout the first three quarters of 2006, the ferrous Flat Rolled business remained competitive during the fourth quarter and, as a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for 2006, compared to 32% for 2005.

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

Building products. Net sales decreased $5.3 million, or 2.7%, from $195.1 million for the year ended December 31, 2005 to $189.8 million for the year ended December 31, 2006, primarily due to Florida markets that have not returned to normal volumes following a 2005 surge in post-hurricane damage remediation. The decrease was partially offset by the 2006 Acquisition of Allmet, which accounted for $7.0 million of sales during the period.

Operating costs and expenses increased $1.8 million, or 1.0%, from $178.3 million for the year ended December 31, 2005 to $180.1 million for the year ended December 31, 2006. The 2006 Acquisition of Allmet accounted for $5.7 million of increased costs. This increase was offset by a decrease of $3.9 million attributable to a decrease in cost of sales due to reduced volumes, and increased margins, offset by a $3.3 million cost related to purchase accounting and increased costs of $3.3 million related to personnel and advertising costs to improve the Building Products Group’s sales and service and expand its presence on a national basis. Operating costs and expenses as a percentage of net sales increased from 91.4% for the year ended December 31, 2005 to 94.9% for the year ended December 31, 2006 for the reasons discussed above.

Operating income decreased by $7.1 million, from $16.8 million for the year ended December 31, 2005 to $9.7 million for the year ended December 31, 2006. The 2006 Acquisition of Allmet accounted for $1.3 million of operating income. The remaining decrease of $8.4 million is primarily due to the $3.3 million cost related to inventory purchase accounting, the additional costs to improve Building Products Group’s sales and services and expand its presence on a national basis, in addition to lower volumes. Operating income as a percentage of net sales decreased from 8.6% for the year ended December 31, 2005 to 5.1% for the year ended December 31, 2006.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $6.8 million, from $37.7 million for the year ended December 31, 2005 to $30.9 million for the year ended December 31, 2006. This decrease was primarily due to the acceleration of payment of stock-based compensation during 2005 totaling $14.6 million as a result of the Merger. Partially offsetting this decrease were increases during 2006 due to a full year of amortization of customer list intangible assets recorded in 2005 in connection with the Merger, a full year of management fees incurred in connection with the Merger, and increased stock-based compensation expense due to the adoption of SFAS 123(R).

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the ABL facility and our cash flow from operations. At December 31, 2007, our borrowing availability was $120.3 million and we had available cash of $13.6 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below. On February 15, 2008, we had $318.5 million drawn on the ABL facility and borrowing availability of $134.7 million.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. As a processor and distributor of metal products, we maintain a constant inventory of steel and other metals that are subject to market pricing changes. When metal prices rise, we generally are able to sell our products at prices that are higher than their historical costs. Accordingly, our working capital (which consists primarily of accounts receivable and inventory) requirements and our profitability tend to increase in a rising price environment. Conversely, when metal prices fall, our working capital requirements and our profitability tend to decrease.

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

Year Ended December 31, 2007

During the year ended December 31, 2007, net cash provided by operating activities was $126.8 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $66.2 million, plus changes in operating assets and liabilities that resulted in a cash inflow of $60.6 million for the period, an amount that was primarily attributable to decreases in inventories and accounts receivable.

Net cash used in investing activities was $58.5 million for the year ended December 31, 2007, and consisted primarily of $21.5 million of purchases of assets and $38.2 million for the acquisition of Lynch Metals. For the year ended December 31, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $68.9 million for the year ended December 31, 2007, and consisted primarily of dividends paid to Metals USA Holdings of $18.1 million, in addition to net repayments on the ABL facility of $48.5 million.

Year Ended December 31, 2006

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

Combined Year Ended December 31, 2005

The year ended December 31, 2005 includes the combined results for the Successor Company from May 9, 2005 (date of inception) to December 31, 2005, and the Predecessor Company from January 1, 2005 to November 30, 2005.

During the year ended December 31, 2005, net cash by operating activities was $177.4 million. We had operating income of $83.0 million in 2005, and $116.5 million of cash was provided by the reduction of inventory and collection of accounts receivable.

Net cash used by investing activities for the year ended December 31, 2005 was $450.3 million and consisted of Flag Intermediate’s acquisition Metals USA pursuant to the Merger for $430.1 million and the purchase of assets of $20.3 million, which was partially offset by the sales of assets of $0.1 million. The most significant capital investments during the year included an acquisition of new laser cutting equipment at our Plates and Shapes facility in the New Orleans area, the expansion of our Plates and Shapes facility in Greensboro, North Carolina, and the purchase of the building housing our Plates and Shapes business in Newark, New Jersey.

Net cash provided by financing activities was $317.8 million for year ended December 31, 2005 and consisted primarily of the proceeds from the issuance of the Metals USA Notes, $191.4 million of borrowings under our ABL facility, and the capital contribution from Flag Intermediate of $134.0 million. These were partially offset by payments of $107.7 million under our previous credit facility and the final payment of $145.3 million to payoff and terminate that facility as a result of the Merger.

Financing Activities

The ABL Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On June 8, 2007, we executed an amendment to the ABL facility (the “June 2007 amendment”), which increased the commitment from $450.0 million to $525.0 million, comprised of $500.0 million of Tranche A Commitments and $25.0 million of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0 million. The June 2007 amendment did not have any impact on our current covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6 million, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

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

As of December 31, 2007, we had eligible collateral of $416.2 million, $280.5 million in outstanding advances, $15.4 million in open letters of credit and $120.3 million in additional borrowing capacity.

In May 2006, we used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Allmet, respectively. Also in May 2006, we paid the May 2006 dividend in the amount of $25.0 million to Metals USA Holdings, which was funded by the ABL facility.

In January 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 million of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 million to its stockholders, to make a cash payment (partially in lieu of the cash dividend) of $4.2 million to its vested stock option holders, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 million non-recurring transaction fee to Apollo.

On July 2, 2007, we purchased the business operations of Lynch Metals for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over the next two years.

Also in July 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes. The net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 million of additional borrowings under the ABL facility, were used to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million), to pay a cash dividend of approximately $130.3 million to Metals USA Holdings’ stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders, which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

Guarantees and security. Substantially all of our subsidiaries are defined as “borrowers” under the loan and security agreement governing the ABL facility. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by our, the other borrowers’ and the guarantors’ accounts, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all of our, the other borrowers’ and the guarantors’ other assets, subject to certain exceptions and permitted liens.

Interest rate and fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio (“FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective London Interbank Offered Rate (“LIBOR”) rate were 7.25% and 4.70%, respectively, at December 31, 2007.

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

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “—Covenant Compliance” below.

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

Metals USA Holdings’ 2006 Notes

During December 2006, Metals USA Holdings issued the 2006 Notes. The 2006 Notes were senior unsecured obligations that were not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2006 notes were structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate provided funds to service the 2006 Notes. On April 16, 2007, Flag Intermediate provided funds to Metals USA Holdings in the amount of $5.3 million to fund the initial quarterly interest payment on the 2006 Notes, which was paid on April 16, 2007.

In connection with the issuance of the 2007 Notes discussed below, Metals USA Holdings discharged its obligations under the indenture related to the previously issued 2006 Notes by depositing with the trustee for the 2006 Notes (i) an irrevocable notice of redemption of the 2006 Notes and (ii) cash and United States government securities in an amount necessary to yield on August 9, 2007 approximately $156.0 million, which represented all amounts payable under the indenture relating to the 2006 Notes on the August 9, 2007 redemption date.

Metals USA Holdings’ 2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of the 2007 Notes. The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial four interest payments on the 2007 Notes are payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, they will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Flag Intermediate provided funds to Metals USA Holdings in the amount of $7.7 million to fund the initial quarterly interest payment on the 2007 Notes, which was paid on October 1, 2007. Flag Intermediate also provided funds to Metals USA Holdings to fund the second quarterly interest payment on the 2007 Notes in the amount of $8.4 million, which was paid on January 2, 2008. Flag Intermediate expects to provide funds to Metals USA Holdings to fund the third quarterly interest payment on the 2007 Notes in the amount of $8.5 million due on April 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $34.8 under the indenture governing the Metals USA Notes and $74.9 under the loan and security agreement governing the ABL facility as of December 31, 2007.

Covenant Compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of December 31, 2007, our FCCR was 1.31. As of December 31, 2007, we had $120.3 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indenture require us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures. The most restrictive of the covenants in all of our debt agreements is the FCCR in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

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

As of December 31, 2007, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of December 31, 2007, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $74.9 million under the loan and security agreement governing the ABL facility and $34.8 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

	Predecessor Company	Successor Company
	Period from January 1, 2005 to November 30, 2005	Period from May 9, 2005 (Date of Inception) to December 31, 2005	Years Ended December 31,
			2006	2007
	(in millions)
Net income	$43.5	$(2.0)	$39.3	$36.6
Depreciation and amortization(1)	3.5	1.5	22.6	23.7
Interest expense	12.0	4.1	54.6	57.6
Provision (benefit) for income taxes	26.7	(1.2)	25.8	19.3
Other (income) expense	(0.1)	—	(0.7)	—

EBITDA	85.6	2.4	141.6	137.2
Covenant defined adjustments:
Inventory purchase adjustments(2)	—	4.1	10.8	—
Stock options and grant expense(3)	15.0	0.4	1.2	4.8
Write-off of prepaid expenses as result of Merger(4)	0.3	—	—	—
Facilities closure(5)	—	—	1.4	0.7
Severance costs(6)	0.7	—	—	—
Pension withdrawal liability(7)	—	—	—	2.0
Management fees(8)	—	0.1	1.2	1.5

Adjusted EBITDA	$101.6	$7.0	$156.2	$146.2

Fixed charge coverage ratio(9)	N/A	N/A	1.51	1.31

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	Non-cash stock option and stock grant expense.
(4)	These prepaid amounts were written off as a result of the Merger.
(5)	The amount for 2006 represents $1.4 million of charges in connection with the closure of three facilities within the Building Products Group and one facility within each of the Plates and Shapes and Flat Rolled and Non-Ferrous Groups, respectively. The amount for 2007 represents charges in the Building Products Group for the closure of two facilities in the third quarter of 2007 and one in the fourth quarter of 2007.
(6)	This amount represents severance costs of management personnel that were replaced as part of the Merger.
(7)	This amount represents accrued expenses incurred in connection with the withdrawal of two of our operating facilities from a multi-employer pension fund.
(8)	Includes accrued expenses related to the management agreement we have with Apollo.
(9)	This amount represents the FCCR, as defined by the ABL facility.

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

	Predecessor Company	Successor Company	Combined Non-GAAP
	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Year Ended December 31, 2005
	(in millions)
Net sales	$1,522.1	$116.9	$1,639.0
Cost of sales(1)	1,189.3	92.5	1,281.8
Operating and delivery	139.1	12.8	151.9
Selling, general and administrative	108.5	9.3	117.8
Depreciation and amortization(1)	3.1	1.4	4.5

Operating income	82.1	0.9	83.0
Interest expense	12.0	4.1	16.1
Other (income) expense, net	(0.1)	—	(0.1)

Income (loss) before income taxes	$70.2	$(3.2)	$67.0

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

	2005 Combined—By Segment
	Net Sales	%	Operating Income (Loss)%		Capital Spending	Tons Shipped(2)
Combined Non-GAAP 2005:
Plates and Shapes	$694.7	42.4%	$68.4	82.4%	$13.7	740
Flat Rolled and Non-Ferrous	770.9	47.0%	35.5	42.8%	2.5	723
Building Products	195.1	11.9%	16.8	20.2%	3.2	—
Corporate and other	(21.7)	(1.3)%	(37.7)	(45.4)%	0.9	(24)

Total	$1,639.0	100.0%	$83.0	100.0%	$20.3	1,439

Successor Company:
Plates and Shapes	$54.5	46.6%	$4.0	444.4%	$4.1	57
Flat Rolled and Non-Ferrous	51.0	43.6%	0.6	66.7%	0.2	52
Building Products	13.2	11.3%	(0.7)	(77.8)%	0.1	—
Corporate and other	(1.8)	(1.5)%	(3.0)	(333.3)%	—	(2)

Total	$116.9	100.0%	$0.9	100.0%	$4.4	107

Predecessor Company:
Plates and Shapes	$640.2	42.1%	$64.4	78.4%	$9.6	683
Flat Rolled and Non-Ferrous	719.9	47.3%	34.9	42.5%	2.3	671
Building Products	181.9	12.0%	17.5	21.3%	3.1	—
Corporate and other	(19.9)	(1.3)%	(34.7)	(42.3)%	0.9	(22)

Total	$1,522.1	100.0%	$82.1	100.0%	$15.9	1,332

(1)	As a result of the Merger, the fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million and $22.2 million, respectively. For the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005, operating costs and expenses were increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. On a segment basis, $5.2 million additional operating cost and expense was allocated as follows: Building Products $1.1 million, Flat Rolled and Non-Ferrous $1.9 million, Plates and Shapes $1.6 million, and Corporate $0.6 million.
(2)	Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group.

	Predecessor Company	Successor Company	Combined Non-GAAP
	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Year Ended December 31, 2005

	(in millions)
Cash flow data:
Cash flows provided by operating activities	$170.1	$7.3	$177.4
Cash flows used in investing activities	(15.8)	(434.5)	(450.3)
Cash flows provided by (used in) financing activities	(120.7)	438.5	317.8

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2007.

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

Our future contractual obligations include the following:

		For the Fiscal Years Ended December 31,
	Total	2008	2009	2010	2011	2012	Beyond
	(in millions)
ABL facility(1)	$280.5	$—	$—	$—	$280.5	$—	$—
Purchase Orders	$277.0	277.0	—	—	—	—	—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes).	$519.8	30.6	30.6	30.6	30.6	30.6	366.8
IRB(2)	$5.7	—	—	—	—	—	5.7
Other obligations(3)	$4.2	2.3	1.6	0.1	0.1	0.1	—
Operating lease obligations	$84.0	18.1	15.4	13.8	12.2	7.6	16.9

Total	$1,171.2	$328.0	$47.6	$44.5	$323.4	$38.3	$389.4

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 7.25% and 4.70%, respectively, on the December 31, 2007.
(2)	The amounts stated do not include interest costs. The interest rate assessed on the IRB varies from month to month based on an index of mutual bonds, which was 3.65% on December 31, 2007.
(3)	Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. As such, the Company does not expect any impact to its financial statements as of the January 1, 2008 adoption date.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 7.25% and 4.70%, respectively, on the December 31, 2007. Outstanding borrowings under the ABL facility were $280.5 million as of December 31, 2007. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $2.8 million.

At December 31, 2007, the Metals USA Notes were traded at approximately 103% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’

Flag Intermediate Holdings Corporation

We have audited the accompanying consolidated balance sheets of Flag Intermediate Holdings Corporation and subsidiaries (the “Successor Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2007 and 2006, and for the period from May 9, 2005 (date of inception) to December 31, 2005. We have also audited the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Metals USA, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2005 to November 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and the period from May 9, 2005 (date of inception) to December 31, 2005, and the results of the Predecessor Company operations and its cash flows for the period from January 1, 2005 to November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007 and as a result, recognized a decrease of $3.1 million to the beginning balance of retained earnings.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 20, 2008

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,
	2007	2006
Assets
Current Assets:
Cash	$13.6	$14.2
Accounts receivable, net of allowance of $8.3 and $8.4, respectively	193.3	212.2
Inventories	409.8	447.3
Deferred income tax asset	19.7	15.0
Prepayments and other	7.4	14.9

Total current assets	643.8	703.6
Property and equipment, net	202.1	194.6
Intangible assets, net	23.3	19.9
Goodwill	60.2	47.1
Other assets	21.7	16.7

Total assets	$951.1	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$75.3	$71.2
Accrued liabilities	54.3	59.0
Current portion of long-term debt	2.3	0.5

Total current liabilities	131.9	130.7
Long-term debt, less current portion	563.1	610.1
Deferred income tax liability	67.4	67.6
Other long-term liabilities	21.1	25.9

Total liabilities	783.5	834.3

Commitments and contingencies Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Additional paid-in capital	121.3	118.0
Retained earnings	45.6	30.2
Accumulated other comprehensive income (loss)	0.7	(0.6)

Total stockholder’s equity	167.6	147.6

Total liabilities and stockholder’s equity	$951.1	$981.9

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from May 9 (date of inception) through December 31, 2005	Period from January 1, 2005 through November 30, 2005
	2007	2006
Net Sales	$1,845.3	$1,802.9	$116.9	$1,522.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,418.8	1,371.8	92.5	1,189.3
Operating and delivery	178.4	175.5	12.8	139.1
Selling, general and administrative	112.3	115.2	9.3	108.5
Depreciation and amortization	22.1	21.4	1.4	3.1
Impairment of property and equipment	0.2	—	—	—

Operating income	113.5	119.0	0.9	82.1
Other (income) expense:
Interest expense	57.6	54.1	4.1	12.0
Other (income) expense, net	—	(0.5)	—	(0.1)

Income (loss) before income taxes	55.9	65.4	(3.2)	70.2
Provision (benefit) for income taxes	19.3	25.9	(1.2)	26.7

Net income (loss)	$36.6	$39.5	$(2.0)	$43.5

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In millions)

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from May 9 (date of inception) through December 31, 2005	Period from January 1, 2005 through November 30, 2005
	2007	2006
Common Stock ($.01 Par)
Balance at beginning and end of period	$—	$—	$—	0.2

Additional Capital
Balance at beginning of period	$118.0	$134.0	$—	$219.5
Tax benefit realized from tax attribute carryforwards	—	—	—	2.4
Stock option exercises, grants and other adjustments	—	—	—	0.6
Capital contribution	—	—	134.0	—
Stock-based compensation	4.1	1.2	—	—
Deferred compensation	(0.9)	—	—	—
Dividends paid	—	(17.7)	—	—
Other	0.1	0.5	—	—

Balance at end of period	$121.3	$118.0	$134.0	$222.5

Deferred Compensation
Balance at beginning of period	$—	$—	$—	$(0.2)
Stock option exercises, grants and other adjustments	—	—	—	0.2

Balance at end of period	$—	$—	$—	$—

Retained Earnings (Deficit)
Balance at beginning of period	$30.2	$(2.0)	$—	$108.7
Net income (loss)	36.6	39.5	(2.0)	43.5
Dividends paid	(18.1)	(7.3)	—	—
Cumulative effect of adoption of new accounting principle	(3.1)	—	—	—

Balance at end of period	$45.6	$30.2	$(2.0)	$152.2

Accumulated Other Comprehensive Loss
Foreign currency translation adjustments	$1.3	$(0.6)	$—	$—

Other comprehensive loss	1.3	(0.6)	—	—
Accumulated other comprehensive loss at beginning of period	(0.6)	—	—	—

Accumulated other comprehensive loss at end of period	$0.7	$(0.6)	$—	$—

Comprehensive Income (Loss)
Net income (loss)	$36.6	$39.5	$(2.0)	$43.5
Other comprehensive income (loss)	1.3	(0.6)	—	—

Total comprehensive income (loss)	$37.9	$38.9	$(2.0)	$43.5

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from May 9 (date of inception) through December 31, 2005	Period from January 1 through November 30, 2005
	2007	2006
Cash flows from operating activities:
Net income	$36.6	$39.5	$(2.0)	$43.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	0.1	0.1	—	(0.1)
Impairment of property and equipment	0.2	—	—	—
Provision for bad debts	1.7	4.1	8.5	2.9
Depreciation and amortization	23.8	22.6	1.5	3.5
Amortization of debt issuance costs	2.7	2.5	—	—
Deferred income taxes	(3.7)	(6.6)	(1.6)	—
Stock-based compensation	4.8	1.2	—	—
Adjustment to Predecessor Company tax attribute valuation allowance		—	—	2.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21.6	(35.6)	8.1	(18.8)
Inventories	41.7	(91.2)	(13.4)	140.6
Prepayments and other	0.4	9.3	(6.6)	(0.7)
Accounts payable and accrued liabilities	(6.4)	11.3	12.2	(2.3)
Other	3.3	(3.6)	0.6	(0.9)

Net cash provided by (used in) operations	126.8	(46.4)	7.3	170.1

Cash flows from investing activities:
Sale of assets	1.2	1.6	—	0.1
Purchases of assets	(21.5)	(16.9)	(4.4)	(15.9)
Acquisition costs, net of cash acquired	(38.2)	(45.7)	(430.1)	—

Net cash used in investing activities	(58.5)	(61.0)	(434.5)	(15.8)

Cash flows from financing activities:
Borrowings on credit facility	—	—	—	1,426.0
Repayments on credit facility	—	—	(145.3)	(1,533.7)
Borrowings on ABL facility	574.5	441.6	247.4	—
Repayments on ABL facility	(623.0)	(304.0)	(56.0)	—
Issuances of long-term debt	—	—	275.0	—
Repayments of long-term debt	(0.7)	(0.5)	—	(10.4)
Capital contributions, net	—	—	134.0	—
Deferred financing costs	(1.6)	(1.8)	(16.6)	(2.7)
Issuance of common stock	—	—	—	0.1
Dividends paid	(18.1)	(25.0)	—	—

Net cash (used in) provided by financing activities	(68.9)	110.3	438.5	(120.7)

Net increase (decrease) in cash	(0.6)	2.9	11.3	33.6
Cash, beginning of period	14.2	11.3	—	12.6

Cash, end of period	$13.6	$14.2	$11.3	$46.2

Supplemental Cash Flow Information:
Cash paid for interest	$54.5	$49.8	$0.5	$10.5

Cash paid for income taxes	$21.9	$23.2	$7.0	$27.6

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Over the last twelve months ended December 31, 2007, approximately 92% of our revenue was derived from our metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are primarily contractors engaged in residential and commercial building products. See Note 12, Segment and Related Information.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Flag Intermediate and Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

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

Valuation and qualifying accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Successor Company
Year Ended December 31, 2007:
Allowance for doubtful accounts	$8.4	$1.7	$(1.8)	$8.3
Inventory valuation allowance	5.9	1.0	(0.9)	$6.0

Year Ended December 31, 2006:
Allowance for doubtful accounts	$7.8	$4.1	$(3.5)	$8.4
Inventory valuation allowance	6.9	1.3	(2.3)	$5.9

The Month Ended December 31, 2005:
Allowance for doubtful accounts	$—	$8.5	$(0.7)	$7.8
Inventory valuation allowance	—	7.7	(0.8)	$6.9

Predecessor Company
Eleven Months Ended November 30, 2005:
Allowance for doubtful accounts	$7.7	$2.9	$(2.3)	$8.3
Inventory valuation allowance	5.3	3.1	(0.7)	$7.7

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

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

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions plus cost of acquisition. We test for the impairment of goodwill on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value of each reporting unit with its carrying amount. If the fair value is less than the carrying amount, goodwill is considered impaired. Based on the results of our December 31, 2007 review of goodwill, no impairment loss was recognized.

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

Fair value of financial instruments—Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The amount outstanding under the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) approximates its fair value. Our 11 1/8% Senior Secured Notes Due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2007 and 2006 was $571.3 and $634.8, respectively.

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet (formerly Dura-Loc Roofing Systems Limited—see Note 2, Acquisitions), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholder’s Equity.

Revenue recognition—We recognize revenues generally when products are shipped and our significant obligations have been satisfied. Shipping and handling costs billed to our customers are accounted for as

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

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

Delivery expense totaled $46.8, $48.1, and $3.3 for the Successor Company for the years ended December 31, 2007 and 2006, and the period from May 9, 2005 (date of inception) to December 31, 2005, respectively, and $39.3 for the Predecessor Company for the period from January 1, 2005 to November 30, 2005.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. As such, the Company does not expect any impact to its financial statements as of the January 1, 2008 adoption date.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

2. Acquisitions

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”), for approximately $42.4. The purchase price was funded by borrowings under the ABL facility, $38.4 of which was paid at closing, and approximately $4.0 of which is deferred and will be paid in various installments over the next two years. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $34.3, which was allocated to goodwill. In connection with the completion of the valuation of the trade name and customer list intangibles in the fourth quarter of 2007, $13.4 was reclassified from goodwill to intangible assets. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4, $4.2 and $1.4, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3 million. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations of tangible assets. The results of operations for the Lynch acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

Lynch is a value-added, specialty aluminum service center and processor with locations in New Jersey and California. Lynch uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. The acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch’s product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch’s non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch’s geographic base.

2006 Acquisitions

In May 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the fair value of net assets acquired of $19.5 was allocated to goodwill. In addition, the fair values of intangible assets, inventories and property and equipment were increased by $9.4, $5.7 and $18.1, respectively. These acquisitions are described in more detail below.

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

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc Roofing Systems Limited (effective June 30, 2007, we changed the trade name from Dura-Loc Roofing Systems Limited to Allmet to better facilitate our marketing objectives) (“Allmet”) for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Allmet has one manufacturing facility located near Toronto, Ontario, Canada.

The results of operations of the 2006 Acquisitions are included in the Company’s consolidated results of operations beginning May 1, 2006 (Port City) and May 13, 2006 (Allmet).

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

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

The excess of aggregate purchase price over the fair value of net assets acquired of $16.1 was recorded as goodwill as of December 1, 2005.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 as if the Lynch acquisition had occurred on January 1, 2006, and the 2006 Acquisitions and the Merger had occurred on January 1, 2005:

	Years Ended December 31,
	2007	2006	2005
Revenues	$1,860.9	$1,857.4	$1,689.1
Net income	37.1	74.1	23.9

3. Inventories

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials—
Plates and Shapes	$222.9	$225.4
Flat Rolled and Non-Ferrous	117.0	136.2
Building Products	13.6	15.5

Total raw materials	353.5	377.1

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	35.8	36.5
Building Products	20.5	33.7

Total work-in-process and finished goods	56.3	70.2

Total inventories	$409.8	$447.3

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2007	2006
Land	—	$11.5	$11.4
Buildings and improvements	5-40 years	71.4	64.6
Machinery and equipment	7-25 years	136.8	122.9
Automobiles and trucks	3-10 years	3.0	2.3
Construction in progress	—	4.4	5.4

Total property and equipment		227.1	206.6
Less: Accumulated depreciation		(25.0)	(12.0)

Total property and equipment, net		$202.1	$194.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Depreciation expense for the Successor Company for the years ended December 31, 2007 and 2006 and for the period from May 9, 2005 (date of inception) to December 31, 2005 was $11.7, $11.2 and $0.8, respectively. Depreciation expense for the Predecessor Company for the period from January 1, 2005 through November 30, 2005 was $3.5.

5. Intangible Assets

The fair values of identifiable intangibles recorded as a result of the Merger, the 2006 Acquisitions and the Lynch acquisition were determined using valuation techniques and other studies. We are amortizing customer lists over five years using an accelerated amortization method which approximates their estimated useful lives. We are amortizing the Lynch trade name on a straight-line basis over fifteen years.

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2007	2006
Customer lists	$41.6	$31.6
Effect of foreign currency	0.5	—
Less: Accumulated amortization	(22.2)	(12.0)

	$19.9	$19.6

Trade name	$3.3	$—
Less: Accumulated amortization	(0.1)	—

	$3.2	$—

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.4)	(0.3)

	$0.2	$0.3

Aggregate amortization expense for the years ended December 31, 2007 and 2006, and for the period from May 9, 2005 (date of inception) to December 31, 2005 was $10.4, $11.3, and $0.7, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2008	$8.3
2009	$5.4
2010	$3.6
2011	$1.6
2012	$0.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

6. Other Assets

Other assets consist of the following:

	December 31,
	2007	2006
Deferred financing costs	$7.9	$8.1
Deferred debt offering costs	6.9	7.8
Other	6.9	0.8

Total other assets	$21.7	$16.7

Debt issuance costs incurred by the Successor Company for the years ended December 31, 2007 and 2006, and for the period from May 9, 2005 (date of inception) to December 31, 2005, and for the Predecessor Company for the period from January 1, 2005 to November 30, 2005, were $1.6, $1.8, $16.6, and $0.3, respectively. Amortization of debt issuance costs recorded by the Successor Company for the years ended December 31, 2007 and 2006, and the period from May 9, 2005 (date of inception) to December 31, 2005, and for the Predecessor Company for the period from January 1, 2005 to November 30, 2005, were $2.7, $2.5, $0.2, and $2.4, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Accrued salaries and employee benefits	$15.2	$17.0
Accrued income taxes	—	3.5
Accrued taxes, other than income	4.4	4.7
Accrued interest	4.7	4.6
Accrued insurance	5.1	3.4
Accrued audit and tax fees	0.6	1.5
Accrued warranty liability	0.5	1.1
Accrued lease terminations	0.5	0.9
Accrued management fees	6.6	7.7
Accrued Merger consideration—Predecessor common shares outstanding	8.1	8.5
Other	8.6	6.1

Total accrued liabilities	$54.3	$59.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

8. Debt

Debt consists of the following:

	December 31,
	2007	2006
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$280.5	$329.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	4.2	0.9

Total debt	565.4	610.6
Less—current portion of debt	2.3	0.5

Total long-term portion of debt	$563.1	$610.1

The weighted average interest rate under the ABL facility for the years ended December 31, 2007 and 2006 was 7.06% and 7.05%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On June 8, 2007, we executed an amendment to the ABL facility (the “June 2007 amendment”), which increased the commitment from $450.0 to $525.0, comprised of $500.0 of Tranche A Commitments and $25.0 of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0. The June 2007 amendment did not have any impact on our current covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

Prior to June 8, 2007, the ABL facility provided for borrowings, subject to a borrowing base calculation, of up to $450.0, which was comprised of $425.0 of Tranche A Commitments and $25.0 of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of December 31, 2007, we had eligible collateral of $416.2, $280.5 in outstanding advances, $15.4 in open letters of credit and $120.3 of additional borrowing capacity.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

base rate or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ratio (“FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2007, our FCCR was 1.31.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 7.25% and 4.70%, respectively, as of December 31, 2007.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of December 31, 2007.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $7.9 as of December 31, 2007, are included in other non-current assets.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition sold $275.0 million aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $34.8 as of December 31, 2007. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

The Metals USA Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We were in compliance with all covenants as of December 31, 2007.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $6.9 as of December 31, 2007, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 3.65% at December 31, 2007. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to, maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of December 31, 2007.

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2007, are as follows:

	Years Ended December 31,
	2008	2009	2010	2011	2012	Beyond
	(in millions)
ABL facility	$—	$—	$—	$280.5	$—	$—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	—	—	—	—	—	275.0
IRB	—	—	—	—	—	5.7
Other obligations	2.3	1.6	0.1	0.1	0.1	—

Total	$2.3	$1.6	$0.1	$280.6	$0.1	$280.7

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

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

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate provided funds to Metals USA Holdings to service the 2006 Notes. In April 2007, Flag Intermediate provided funds to Metals USA Holdings in the amount of $5.3 to fund the initial quarterly interest payment on the 2006 Notes, which was paid on April 16, 2007.

On July 10, 2007, and in connection with the issuance of the 2007 Notes discussed below, Metals USA Holdings discharged its obligations under the indenture related to the previously issued 2006 Notes by depositing

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

with the trustee for the 2006 Notes (i) an irrevocable notice of redemption of the 2006 Notes and (ii) cash and United States government securities in an amount necessary to yield on August 9, 2007 approximately $156.0, which represented all amounts payable under the indenture relating the 2006 Notes on the August 9, 2007 redemption date. On August 9, 2007, the 2006 Notes were redeemed pursuant to the terms of the 2006 Notes indenture for approximately $150.0 plus accrued and unpaid interest of approximately $5.4.

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008	$34.2	$9.2
2009	$34.6	$36.9
2010	$36.0	$38.3
2011	$36.8	$39.1
2012	$27.8	$29.5

Flag Intermediate provided funds to Metals USA Holdings in the amount of $7.7 to fund the initial quarterly interest payment on the 2007 Notes, which was paid on October 1, 2007. Flag Intermediate also provided funds to Metals USA Holdings to fund the second quarterly interest payment on the 2007 Notes in the amount of $8.4, which was paid on January 2, 2008. Flag Intermediate expects to provide funds to Metals USA Holdings to fund the third quarterly interest payment on the 2007 Notes in the amount of $8.5 due on April 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings,

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $34.8 under the indenture governing the Metals USA Notes and $74.9 under the loan and security agreement governing the ABL facility as of December 31, 2007.

9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from May 9 (date of inception) through December 31, 2005	Period from January 1, 2005 through November 30, 2005
	2007	2006
Current provision:
Federal	$21.8	$27.7	$0.3	$20.1
State	1.6	4.9	0.1	3.1
Foreign	(0.4)	(0.1)	—	—

	$23.0	$32.5	$0.4	$23.2

Deferred provision (benefit):
Federal	(3.2)	(6.1)	(1.4)	3.0
State	(0.5)	(0.5)	(0.2)	0.5

	(3.7)	(6.6)	(1.6)	3.5

Total provision (benefit)	$19.3	$25.9	$(1.2)	$26.7

The components of earnings (loss) from continuing operations before income taxes were as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from May 9 (date of inception) through December 31, 2005	Period from January 1, 2005 through November 30, 2005
	2007	2006
United States	$57.1	$65.6	$(3.2)	$70.2
Foreign	(1.2)	(0.2)	—	—

Earnings (loss) from continuing operations before income taxes	$55.9	$65.4	$(3.2)	$70.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from May 9 (date of inception) through December 31, 2005	Period from January 1, 2005 through November 30, 2005
	2007	2006
Federal income tax at statutory rates	$19.5	$22.8	$(1.1)	$24.6
State taxes, net of federal income tax benefit	2.1	3.1	(0.1)	2.4
Nondeductible expenses and other:
Valuation allowance	0.9	—	—	—
Revisions of prior years’ tax estimates	(2.6)
Other	(0.6)	—	—	(0.3)

Total provision (benefit)	$19.3	$25.9	$(1.2)	$26.7

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable and inventories	$10.6	$11.0
Accrued liabilities	8.6	5.8
Tax attributes and carryforwards	21.4	21.8
Property and equipment	7.4	8.7
Other	2.3	2.1

Total deferred tax assets	50.3	49.4

Deferred tax liabilities:
Foreign DISC	(0.8)	(0.9)
Property and equipment	(69.9)	(68.5)
Intangible assets	(1.5)	(4.7)
Other	(2.5)	(1.8)

Total deferred tax liabilities	(74.7)	(75.9)

Valuation allowance	(23.3)	(26.1)

Deferred tax assets (liabilities), net	$(47.7)	$(52.6)

As of December 31, 2007, we had recorded both federal and state current net deferred tax assets of $19.7, and we had recorded both federal and state non-current deferred tax liabilities of $67.4. As of December 31, 2006, we had recorded both federal and state current net deferred tax assets of $15.0, and we had recorded both federal and state non-current deferred tax liabilities of $67.6.

As of December 31, 2007 and 2006, we had net operating loss (“NOL”) carryforwards for U.S. federal income taxes of approximately $29.4 and $32.2, respectively, which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

our 2002 bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately $5.7. The NOL carryforwards are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments to taxes due or adjustments to the NOLs which are available to offset future taxable income.

Effective December 1, 2005, and in conjunction with the Merger, deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, as well as intangible assets and inventories. Deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long- term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Successor Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization; however, we will apply the tax benefits first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefits are realized. In the periods December 31, 2007 and 2006, goodwill was reduced by $1.8 and $1.2, respectively, in connection with the recognition of such tax benefits.

SFAS No. 109 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $23.3 and $26.1 was recorded at December 31, 2007 and at December 31, 2006, respectively. The $2.8 net decrease in the valuation allowance was primarily due to the reduction of valuation allowances by $3.6 related to federal NOLs which we expect to utilize over the next twelve months, partially offset by additional valuation allowances of $0.8 recognized as a result of an increase in state NOLs that we do not expect to utilize.

FIN 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of December 31, 2007, our unrecognized tax benefits totaled $6.4, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

A reconciliation of the opening and ending balances of the consolidated liability for unrecognized income tax benefits for the year ended December 31, 2007 is as follows:

Year Ended December 31, 2007

Balance at beginning of period	$12.5
Gross increases due to tax positions in prior periods	0.2
Gross decreases due to tax positions in prior periods	(2.5)
Gross increases due to tax positions in current period	0.8
Settlements	(0.4)
Decreases due to lapses of statutes of limitations	(3.2)

Balance at end of period	$7.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

At December 31, 2007, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by ($0.1) and ($4.3), respectively. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of the date of adoption (January 1, 2007) and December 31, 2007 includes interest and penalties of $1.7 and $1.0, respectively. Goodwill (of the Predecessor Company) for the period ended December 31, 2007 included a decrease in interest and penalties of $0.7 associated with uncertain tax positions.

We expect total unrecognized benefits to decrease by $1.0 to $1.5 over the next twelve months due to the expiration of the statute of limitation for a filing position.

10. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at December 31, 2007 and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 15 for further information on Related Party transactions.

May 2006 Dividend—On May 23, 2006, Flag Intermediate declared a $25.0 dividend (the “May 2006 Dividend”) payable to Metals USA Holdings. The dividend was paid on May 24, 2006. Concurrently, on May 23, 2006, Metals USA Holdings declared a $25.0 dividend ($1.78 per share) to its stockholders of record as of that date. The dividend was paid on May 24, 2006.

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 ($10.28 per share) to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 non-recurring transaction fee to Apollo.

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

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $5.4—see Note 7 for further discussion of the 2006 Notes redemption), to pay a cash dividend of approximately $130.3 (approximately $9.25 per share) to its stockholders, which include Apollo and certain members of management,

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

In 2007, Flag Intermediate paid dividends to Metals USA Holdings aggregating $18.1 million. See Note 8 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

11. Stock Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted an Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $4.1 and $1.2 were recorded as stock-based compensation during the years ended December 31, 2007 and 2006, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Deferred Compensation Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.7 was recorded as compensation during the year ended December 31, 2007.

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of Metals USA Holdings’ common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

In connection with the May 2006 Dividend and pursuant to the Plan’s provisions of rights preservation, the Board of Directors modified the outstanding options by reducing the per share exercise price by $1.78 in order to

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

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

In connection July 2007 Dividend, stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2. The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Metals USA Holdings Amended and Restated 2005 Stock Incentive Plan. As a result of the cash payment on outstanding options, we were required to recognize $0.3 of non-cash stock-based compensation expense, net of related tax effects, in the third quarter of 2007.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

No Tranche A options were granted during the year ended December 31, 2007. The weighted-average grant date fair value of Tranche A options granted during the year ended December 31, 2006, and for the period from May 9, 2005 (date of inception) to December 31, 2005 was $5.87 and $6.93, respectively, based on the following assumptions:

	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	54.9%	54.7%
Risk free interest rate	4.3 - 4.6%	4.0 - 4.5%
Expected life of options (in years)	6.5	10.0

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2007:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2006	$6.58	$8.24		597,755
Granted	—	—		—
Exercised	6.93	4.00		(425)
Canceled or expired	6.93	4.00		(1,700)

Balance, December 31, 2007	$6.58	$4.00	8.0	595,630

Vested and Exercisable as of:
December 31, 2007		$4.00	8.0	330,175

A summary of Tranche A nonvested stock options for the year ended December 31, 2007 is presented below:

	Weighted Average Grant Date Fair Value	Number of Options
Nonvested at December 31, 2006	$6.58	482,282
Granted	—	—
Vested	6.58	(214,702)
Exercised	6.93	(425)
Canceled or expired	6.93	(1,700)

Nonvested at December 31, 2007	$6.58	265,455

As of December 31, 2007, there was $1.3 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 2.9 years.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

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

The fair value of the Tranche B options was estimated on the date of grant using the same option valuation model used for the Tranche A options. If the performance condition is satisfied, the options will vest immediately at the date of satisfaction and all related expense will concurrently be recognized. As discussed above, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options in January 2007.

The input assumptions used to determine the fair value of the Tranche B options were essentially the same as those used to value the Tranche A options discussed above, except that the expected term was established at 8 years. The risk-free rate for periods within expected term of the option is based on daily U.S. Treasury securities at 10-year constant maturity rates.

No Tranche B options were granted during the year ended December 31, 2007. The weighted-average grant date fair value of Tranche B options granted during the year ended December 31, 2006, and for the period from May 9, 2005 (date of inception) to December 31, 2005 was $6.80 and $6.93, respectively, based on the following assumptions:

	Year Ended December 31, 2006	Period from May 9, 2005 (date of inception) to December 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	54.3%	54.7%
Risk free interest rate	5%	4.0 - 4.5%
Expected life of options (in years)	8.0	10.0

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2007:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2006	$6.92	$8.26		397,756
Granted	—	—		—
Exercised	6.93	4.00		(2,125)
Canceled or expired	—	—		—

Balance, December 31, 2007	$6.92	$4.00	7.9	395,631

Vested and Exercisable as of:
December 31, 2007		$4.00	7.9	395,631

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

A summary of nonvested Tranche B stock options for the year ended December 31, 2007, is presented below:

	Weighted Average Grant- Date Fair Value	Number of Options
Nonvested at December 31, 2006	$6.92	397,756
Granted	—	—
Vested	6.92	(397,756)
Exercised	—	—
Canceled or expired	—	—

Nonvested at December 31, 2007	—	—

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. During the year ended December 31, 2007, no shares of restricted stock were granted, and 13,600 shares of restricted stock became fully vested. As a result, there were no shares of restricted stock outstanding as of December 31, 2007.

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

Our operating segments are based on internal management reporting, which disaggregates business units by product group and geographic region. Certain geographic regions and product groups with similar economic and other basic characteristics are aggregated for reporting purposes. Our operating segments are organized into three product group reportable segments. Each segment is described as follows:

•

Plates and Shapes consists of operating facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing. This segment provides processing services such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length, blast and paint, and tee-splitting.

•

Flat Rolled and Non-Ferrous consists of operating facilities that maintain an inventory of cold rolled, coated, and hot rolled steel products and various non-ferrous flat rolled products including aluminum, stainless steel, copper and brass. This segment provides processing services such as slitting, precision blanking, leveling, cut-to-length, punching, and shearing.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

•

Building Products consists of operating locations and sales and distribution centers that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
Successor Company:
Year Ended December 31, 2007:
Net sales	$889.7	$817.7	$152.4	$(14.5)	$1,845.3
Operating income (loss)	92.8	50.1	(0.3)	(29.1)	113.5
Capital expenditures	16.6	2.9	1.6	0.4	21.5
Depreciation and amortization(1)	8.9	5.5	2.3	7.0	23.7

Year Ended December 31, 2006:
Net sales	$856.6	$776.0	$189.8	$(19.5)	$1,802.9
Operating income (loss)	95.9	44.3	9.7	(30.9)	119.0
Capital expenditures	11.1	2.8	2.7	0.3	16.9
Depreciation and amortization(1)	7.1	3.8	1.7	10.0	22.6

Period from May 9, 2005 (date of inception) to December 31, 2005:
Net sales	$54.5	$51.0	$13.2	$(1.8)	$116.9
Operating income (loss)	4.0	0.6	(0.7)	(3.0)	0.9
Capital expenditures	4.1	0.2	0.1	—	4.4
Depreciation and amortization(1)	0.4	0.3	0.1	0.7	1.5

Predecessor Company:
Period from January 1, 2005 to November 30, 2005:
Net sales	$640.2	$719.9	$181.9	$(19.9)	$1,522.1
Operating income (loss)	64.4	34.9	17.5	(34.7)	82.1
Capital expenditures	9.6	2.3	3.1	0.9	15.9
Depreciation and amortization(1)	1.5	0.4	0.5	1.1	3.5

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

	December 31,
	2007	2006
Total Assets:
Plates and Shapes	$449.1	$452.2
Flat Rolled and Non-Ferrous	330.3	331.7
Building Products	80.7	102.6
Corporate and Other	91.0	95.4

Consolidated	$951.1	$981.9

Goodwill:
Plates and Shapes	$16.4	$16.4
Flat Rolled and Non-Ferrous	20.9	—
Building Products	2.4	3.4
Corporate and Other	20.5	27.3

Consolidated	$60.2	$47.1

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

Softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production, contributed to a year-over-year net sales decrease for our Building Products Group. We have implemented certain initiatives in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. During 2007, we closed three sales and distribution centers within our Building Products Group (Jackson, Mississippi, Ft. Meyers and West Melbourne, Florida). In addition, during December 2007, we announced the closure of our Houston, Texas manufacturing facility, which we expect to cease operations by the end of the first quarter of 2008. In connection with these initiatives, we recorded charges to operating costs of $0.7 million during 2007.

Goodwill was reduced $1.8 during the year ended December 31, 2007 in connection with the recognition of tax benefits. Corporate goodwill was also reduced by $5.0 during the year ended December 31, 2007 in connection with the reduction of our liability related to FIN 48. Adjustments to goodwill related to our Building Products segment for the year ended December 31, 2007 consisted of an increase of $0.4 due to the effect of foreign currency, offset by a decrease of $1.4 related to the settlement of warranty liabilities established for Allmet products in connection with a settlement agreement we executed with the former shareholders of Allmet in June 2007 that relieves us of any future obligations or liabilities related to Allmet products sold prior to our May 2006 acquisition of Allmet.

Our areas of operations are solely in the U.S. and Canada. No geographic area is significant to the consolidated operations. Export sales were $20.9, $10.1 and $7.9 for the years ended December 31, 2007, 2006 and 2005, respectively. We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2007, 2006, and 2005, sales to any one customer did not exceed 10% of consolidated revenues.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

13. Employee Benefit Plans

The Metals USA 401(k) Plan (the “Plan”) was established on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Plan on hire date. Employee contributions are limited to the Internal Revenue Service established annual dollar limits.

Employees become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service. We match 100% of the first 2% of each employee’s contributions.

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

The Company’s matching contributions for both plans for the years ended December 31, 2007 and 2006 were $1.9 and $1.7, respectively. Matching contributions by the Successor Company for both plans for the period from May 9, 2005 (date of inception) to December 31, 2005 were $0.1. Matching contributions by the Predecessor Company for both plans for the period from January 1, 2005 to November 30, 2005 were $1.5.

14. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2007 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2008	$18.1
2009	15.4
2010	13.8
2011	12.2
2012	7.6
Thereafter	16.9

Total minimum lease payments	$84.0

Rental expense for operating leases was $17.8 and $15.7 for the years ended December 31, 2007 and 2006, respectively. Rental expense for the Successor Company for the period from May 9, 2005 (date of inception) to December 31, 2005 and for the Predecessor Company for the period January 1, 2005 to November 30, 2005 was $1.2 and $13.2, respectively. Certain of these leases are with individuals and companies previously affiliated with the Predecessor Company.

Letters of Credit

Letters of credit outstanding at December 31, 2007 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $9.6 (total letters of credit of $15.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

at December 31, 2007). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Dividends Relating to 2007 Notes

See Note 8 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

15. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a non-current asset, and are being amortized on a straight-line basis over the term of the agreement. For the year ended December 31, 2007, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2006, amortization of deferred management fees was $1.2, with $0.7 and $0.5 recorded as administrative and interest expense, respectively.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

16. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	2007 Quarter Ended				2006 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$432.2	$469.6	$480.9	$462.6	$437.5	$477.6	$458.2	$429.6
Operating income	19.3	29.3	39.4	25.5	24.0	42.9	36.6	15.5
Net income	7.6	7.7	14.7	6.6	6.0	17.3	13.9	2.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

17. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.7	$2.7	$0.2	$—	$13.6
Accounts receivable	0.1	6.9	185.2	1.1	—	193.3
Inventories	—	—	408.5	1.3	—	409.8
Deferred tax asset	—	19.7	—	—	—	19.7
Prepayments and other	—	4.5	2.8	0.1	—	7.4

Total current assets	0.1	41.8	599.2	2.7	—	643.8
Property and equipment, net	—	2.1	197.2	2.8	—	202.1
Intangible assets, net	—	6.0	15.5	1.8	—	23.3
Goodwill	—	20.5	37.3	2.4	—	60.2
Investment in subsidiaries, net	167.6	802.3	—	—	(969.9)	—
Other assets, net	—	21.6	0.1	—	—	21.7

Total assets	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$73.9	$0.2	$—	$75.3
Accrued liabilities	0.1	28.9	25.1	0.2	—	54.3
Current portion of long-term debt	—	—	2.3	—	—	2.3

Total current liabilities	0.1	30.1	101.3	0.4	—	131.9
Long-term debt, less current portion	—	555.5	7.6	—	—	563.1
Deferred income tax liability	—	67.4	—	—	—	67.4
Intercompany payable (receivable)	—	61.3	(105.3)	44.0	—	—
Other long-term liabilities	—	12.4	8.6	0.1	—	21.1

Total liabilities	0.1	726.7	12.2	44.5	—	783.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2007	—	—	—	—	—	—
Additional paid-in capital	121.3	121.3	705.7	23.1	(850.1)	121.3
Retained earnings	45.6	45.6	131.4	(59.0)	(118.0)	45.6
Accumulated other comprehensive loss	0.7	0.7	—	1.1	(1.8)	0.7

Total stockholder’s equity	167.6	167.6	837.1	(34.8)	(969.9)	167.6

Total liabilities and stockholder’s equity	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

As of December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.9	$3.1	$0.2	$—	$14.2
Accounts receivable	0.6	—	210.3	1.3	—	212.2
Inventories	—	—	445.9	1.4	—	447.3
Deferred tax asset	—	15.0	—	—	—	15.0
Prepayments and other	—	10.9	3.9	0.1	—	14.9

Total current assets	0.6	36.8	663.2	3.0	—	703.6
Property and equipment, net	—	2.8	189.3	2.5	—	194.6
Intangible assets, net	—	12.2	5.7	2.0	—	19.9
Goodwill	—	27.4	16.4	3.3	—	47.1
Investment in subsidiaries, net	148.2	259.9	—	—	(408.1)	—
Other assets, net	—	16.6	0.1	—	—	16.7

Total assets	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$2.2	$68.6	$0.4	$—	$71.2
Accrued liabilities	0.6	34.9	23.2	0.3	—	59.0
Current portion of long-term debt	—	0.4	0.1	—	—	0.5

Total current liabilities	0.6	37.5	91.9	0.7	—	130.7
Long-term debt, less current portion	—	604.0	6.1	—	—	610.1
Deferred income tax liability	—	67.6	—	—	—	67.6
Intercompany payable (receivable)	—	(515.5)	467.9	47.0	0.6	—
Other long-term liabilities	—	13.9	10.6	1.4	—	25.9

Total liabilities	0.6	207.5	576.5	49.1	0.6	834.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006	—	—	—	—	—	—
Additional paid-in capital	118.0	118.0	149.8	20.1	(287.9)	118.0
Retained earnings	30.2	30.2	148.4	(57.8)	(120.8)	30.2
Accumulated other comprehensive loss	—	—	—	(0.6)	—	(0.6)

Total stockholder’s equity	148.2	148.2	298.2	(38.3)	(408.7)	147.6

Total liabilities and stockholder’s equity	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,838.5	$6.8	$—	$1,845.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,414.1	4.7	—	1,418.8
Operating and delivery	—	(0.1)	177.5	1.0	—	178.4
Selling, general and administrative	—	4.4	107.3	0.6	—	112.3
Depreciation and amortization	—	6.3	15.2	0.6	—	22.1
Impairment of property and equipment	—	—	0.2	—	—	0.2

Operating income (loss)	—	(10.6)	124.2	(0.1)	—	113.5
Other (income) expense:
Interest expense	—	57.1	0.5	—	—	57.6
Intercompany charges	—	(54.4)	53.5	0.9	—	—
Equity in earnings of subsidiaries	(36.6)	(69.1)	—	—	105.7	—
Other (income) expense, net	—	(0.1)	—	0.1	—	—

Income (loss) before income taxes	36.6	55.9	70.2	(1.1)	(105.7)	55.9
Provision (benefit) for income taxes	—	19.3	—	—	—	19.3

Net income (loss)	$36.6	$36.6	$70.2	$(1.1)	$(105.7)	$36.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,795.9	$7.0	$—	$1,802.9
Operating costs and expenses:
Cost of sales (exclusive of operating anddelivery, and depreciation andamortization shown below)	—	—	1,366.8	5.0	—	1,371.8
Operating and delivery	—	0.5	174.5	0.5	—	175.5
Selling, general and administrative	—	3.4	110.9	0.9	—	115.2
Depreciation and amortization	—	9.3	11.7	0.4	—	21.4

Operating income (loss)	—	(13.2)	132.0	0.2	—	119.0
Other (income) expense:
Interest expense	—	53.8	0.3	—	—	54.1
Intercompany charges	—	(72.8)	72.2	0.6	—	—
Equity in earnings of subsidiaries	(39.5)	(59.2)	—	—	98.7	—
Other (income) expense, net	—	(0.4)	(0.1)	—	—	(0.5)

Income (loss) before income taxes	39.5	65.4	59.6	(0.4)	(98.7)	65.4
Provision (benefit) for income taxes	—	25.9	—	—	—	25.9

Net income (loss)	$39.5	$39.5	$59.6	$(0.4)	$(98.7)	$39.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Period from May 9, 2005 (Date of Inception) to December 31, 2005	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$116.9	$—	$—	$116.9
Operating costs and expenses:
Cost of sales (exclusive of operating anddelivery, and depreciation andamortization shown below)	—	—	92.5	—	—	92.5
Operating and delivery	—	—	12.8	—	—	12.8
Selling, general and administrative	—	0.2	9.1	—	—	9.3
Depreciation and amortization	—	0.7	0.7	—	—	1.4

Operating income (loss)	—	(0.9)	1.8	—	—	0.9
Other (income) expense:
Interest expense	—	4.1	—	—	—	4.1
Intercompany charges	—	(4.1)	4.1	—	—	—

Equity in earnings of subsidiaries	2.0	2.3	—	—	(4.3)	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	(2.0)	(3.2)	(2.3)	—	4.3	(3.2)
Provision (benefit) for income taxes	—	(1.2)	—	—	—	(1.2)

Net income (loss)	$(2.0)	$(2.0)	$(2.3)	$—	$4.3	$(2.0)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$36.6	$36.6	$70.2	$(1.1)	$(105.7)	$36.6
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Impairment of property and equipment	—	—	0.2	—	—	0.2
Equity in earnings of subsidiaries	(36.6)	(69.1)	—	—	105.7	—
Provision for bad debts	—	—	1.7	—	—	1.7
Depreciation and amortization	—	6.3	16.9	0.6	—	23.8
Amortization of debt issuance costs	—	2.7	—	—	—	2.7
Deferred income taxes	—	(3.7)	—	—	—	(3.7)
Stock-based compensation	—	4.8	—	—	—	4.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	0.5	(6.9)	27.8	0.2	—	21.6
Inventories	—	—	41.6	0.1	—	41.7
Prepaid expenses and other	—	(0.9)	1.3	—	—	0.4
Accounts payable and accrued liabilities	(0.5)	(5.8)	0.2	(0.3)	—	(6.4)
Other operating, net	—	3.5	—	(0.2)	—	3.3

Net cash provided by (used in) operating activities	—	(32.5)	160.0	(0.7)	—	126.8

Cash flows from investing activities:
Sale of assets	—	—	1.2	—	—	1.2
Purchase of assets	—	—	(21.5)	—	—	(21.5)
Dividends received	18.1	—	—	—	(18.1)	—
Acquisition costs, net of cash acquired	—	—	(38.2)	—	—	(38.2)

Net cash provided by (used in) investing activities	18.1	—	(58.5)	—	(18.1)	(58.5)

Cash flows from financing activities:
Borrowings on the ABL	—	574.5	—	—	—	574.5
Repayments on the ABL	—	(623.0)	—	—	—	(623.0)
(Repayments) on long-term debt	—	—	(0.7)	—	—	(0.7)
Deferred financing costs and other	—	(1.6)	—	—	—	(1.6)
Net change in intercompany balances	—	100.5	(101.2)	0.7	—	—
Dividends paid	(18.1)	(18.1)	—	—	18.1	(18.1)

Net cash provided by (used) in financing activities	(18.1)	32.3	(101.9)	0.7	18.1	(68.9)

Net increase (decrease) in cash	—	(0.2)	(0.4)	—	—	(0.6)
Cash, beginning of period	—	10.9	3.1	0.2	—	14.2

Cash, end of period	$—	$10.7	$2.7	$0.2	$—	$13.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39.5	$39.5	$59.6	$(0.4)	$(98.7)	$39.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Equity in earnings of subsidiaries	(39.5)	(59.2)	—	—	98.7	—
Provision for bad debts	—	—	4.1	—	—	4.1
Depreciation and amortization	—	10.0	12.6	—	—	22.6
Amortization of debt issuance costs	—	2.5	—	—	—	2.5
Deferred income taxes	—	(6.6)	—	—	—	(6.6)
Stock-based compensation	—	1.2	—	—	—	1.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	—	(35.4)	(0.2)	—	(35.6)
Inventories	—	—	(91.0)	(0.2)	—	(91.2)
Prepaid expenses and other	—	7.0	2.3	—	—	9.3
Accounts payable and accrued liabilities	—	26.0	(14.8)	0.1	—	11.3
Other operating, net	—	(0.6)	(3.0)	—	—	(3.6)

Net cash provided by (used in) operating activities	—	19.8	(65.5)	(0.7)	—	(46.4)

Cash flows from investing activities:
Sale of assets	—	—	1.6	—	—	1.6
Purchase of assets	—	—	(16.9)	—	—	(16.9)
Dividends received	25.0	—	—	—	(25.0)	—
Acquisition costs, net of cash acquired	—	(45.7)	—	—	—	(45.7)

Net cash provided by (used in) investing activities	25.0	(45.7)	(15.3)	—	(25.0)	(61.0)

Cash flows from financing activities:
Borrowings on the ABL	—	441.6	—	—	—	441.6
Repayments on the ABL	—	(304.0)	—	—	—	(304.0)
(Repayments) on long-term debt	—	—	(0.5)	—	—	(0.5)
Deferred financing costs and other	—	(1.8)	—	—	—	(1.8)
Net change in intercompany balances	—	(79.7)	78.8	0.9	—	—
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)

Net cash provided by (used) in financing activities	(25.0)	31.1	78.3	0.9	25.0	110.3

Net increase (decrease) in cash	—	5.2	(2.5)	0.2	—	2.9
Cash, beginning of period	—	5.7	5.6	—	—	11.3

Cash, end of period	$—	$10.9	$3.1	$0.2	$—	$14.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Period from May 9, 2005 (Date of Inception) to December 31, 2005	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(2.0)	$(2.0)	$(2.3)	$—	$4.3	$(2.0)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	—	—	—	—	—
Equity in earnings of subsidiaries	2.0	2.3	—	—	(4.3)	—
Provision for bad debts	—	—	8.5	—	—	8.5
Depreciation and amortization	—	0.7	0.8	—	—	1.5
Deferred income taxes	—	(1.6)	—	—	—	(1.6)
Changes in operating assets and liabilities, net of effects of the Merger:
Accounts receivable	—	—	8.1	—	—	8.1
Inventories	—	—	(13.4)	—	—	(13.4)
Prepaid expenses and other	—	(6.9)	0.3	—	—	(6.6)
Accounts payable and accrued liabilities	0.4	6.1	5.7	—	—	12.2
Other operating, net	—	0.6	—	—	—	0.6

Net cash provided by (used in) operating activities	0.4	(0.8)	7.7	—	—	7.3

Cash flows from investing activities:
Purchase of assets	—	—	(4.4)	—	—	(4.4)
Investment in subsidiary	(134.0)	—	—	—	134.0
Acquisition of Metals USA, Inc., net of cash acquired	—	(430.1)	—	—	—	(430.1)

Net cash provided by (used in) investing activities	(134.0)	(430.1)	(4.4)	—	134.0	(434.5)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	—	—	—	—	—
Repayments on revolving credit facilities	—	(145.3)	—	—	—	(145.3)
Borrowings on the ABL facility	—	247.4	—	—	—	247.4
Repayments on the ABL facility	—	(56.0)	—	—	—	(56.0)
Proceeds from issuance of the Metals USA Notes	—	275.0	—	—	—	275.0
Deferred financing costs and other	—	(16.6)	—	—	—	(16.6)
Net change in intercompany balances	(0.4)	(1.9)	2.3	—	—	—
Capital contribution	134.0	134.0	—	—	(134.0)	134.0

Net cash provided by (used) in financing activities	133.6	436.6	2.3	—	(134.0)	438.5

Net increase (decrease) in cash	—	5.7	5.6	—	—	11.3
Cash, beginning of period	—	—	—	—	—	—

Cash, end of period	$—	$5.7	$5.6	$—	$—	$11.3

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2007, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The management of Flag Intermediate Holdings Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 11. Executive Compensation

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 12. Certain Relationships and Related Transactions

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 13. Certain Relationships and Related Party Transactions; Director Independence

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for professional services provided in 2007 and 2006 by Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm and principal accounting firm:

	For the Fiscal Years Ended December 31,
	2007	2006
Audit Fees(1)	$1,298,500	$1,165,130
Audit Related Fees	—	—
Tax Fees(2)	660,501	372,799
All Other Fees	—	—

Total	$1,959,001	$1,537,929

(1)	Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.
(2)	Consists of fees for tax planning and tax compliance services, including assistance in connection with tax audits and tax advice related to acquisitions.

The Audit Committee has considered whether the non-audit services provided to the Company by D&T impaired the independence of D&T and concluded that they did not.

All of D&T’s fees for 2007 and 2006 were pre-approved by the Audit Committee through formal engagement letters. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by D&T to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that D&T’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by D&T must be pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or Notes thereto or is not applicable.

(b) Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 97), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2008.

FLAG INTERMEDIATE HOLDINGS CORPORATION

By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on February 20, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2008.

METALS USA INC.

By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated on February 20, 2008.

Signature	Title

/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ JOSHUA J. HARRIS Joshua J. Harris	Director

/s/ M. ALI RASHID M. Ali Rashid	Director

/s/ ERIC L. PRESS Eric L. Press	Director

/s/ JOHN T. BALDWIN John T. Baldwin	Director

/s/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Metals USA Holdings Corporation

3.1*	Amended and Restated Certificate of Incorporation of Metals USA, Inc. dated November 30, 2005

3.2*	Amended and Restated Bylaws of Metals USA, Inc. as amended by Amendment No. 1 effective as of May 17, 2004

3.4*	Certificate of Incorporation of Flag Intermediate Holdings Corporation

3.5*	Bylaws of Flag Intermediate Holdings Corporation

4.1*	Form of Common Stock Certificate of Flag Intermediate Holdings Corporation

4.2*	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent

4.3	Form of 11 1/8% Senior Secured Note due 2015 (included in Exhibit 4.2)

4.4*	Registration Rights Agreement, dated as of November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation and Credit Suisse First Boston, L.L.C., as representative of the Initial Purchasers

4.5*	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.6**	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.7+	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

10.1*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and C. Lourenço Gonçalves

10.2*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and John A. Hageman

10.3*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III

10.4*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn

10.5*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens

10.6*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Joe Longo

10.7**^	Amended and Restated 2005 Stock Incentive Plan of Metals USA Holdings Corporation

10.8**	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Metals USA Holdings Corporation and Apollo Management V, L.P.

10.9*^	Director Compensation Plan

10.10**	Transaction Fee Agreement, dated as of November 30, 2005, between Metals USA, Inc. and Apollo Management V, L.P.

Exhibit Number	Description
10.11@^	Management Deferred Compensation Plan

10.12*	Loan and Security Agreement, dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.13+	Amendment No. 1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.14<	Amendment No. 2 dated as of June 8, 2007, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

12.1#	Computation of Ratio of Earnings to Fixed Charges

14.1@	Metals USA, Inc. Code of Conduct

21.1#	List of Subsidiaries of the Company

31.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated February 20, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated February 20, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated February 20, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated February 20, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated February 20, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated February 20, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated February 20, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated February 20, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006
**	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 1 on May 26, 2006
+	incorporated by reference to the exhibits to Metals USA, Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 3 on August 2, 2006
@	incorporated by reference to Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K filed March 12, 2007
<	incorporated by reference to Exhibit 4.1 to Flag Intermediate Holdings Corporation’s Quarterly Report for the period ended June 30, 2007 on Form 10-Q filed August 6, 2007
#	filed herewith
^	management contract or compensatory plan or arrangement