Form 10-Q
period 2008-03-31
Flag Intermediate Holdings CORP; METALS USA INC
filed 2008-05-01
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 1, 2008 of Flag Intermediate Holdings Corporation.: 100

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	supply, demand, prices and other market conditions for steel and other commodities;

•	the timing and extent of changes in commodity prices;

•	the effects of competition in our business lines;

•	the condition of the steel and metal markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	the ability of our counterparties to satisfy their financial commitments;

•	tariffs and other government regulations relating to our products and services;

•	adverse developments in our relationship with both our key employees and unionized employees;

•

operational factors affecting the ongoing commercial operations of our facilities, including catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits or workforce issues;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	our substantial indebtedness;

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products; and

•	our expectations with respect to our acquisition activity.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARY

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash	$19.0	$13.6
Accounts receivable, net of allowance of $8.9 and $8.3, respectively	243.4	193.3
Inventories	440.3	409.8
Deferred income tax asset	21.1	19.7
Prepayments and other	9.6	7.4

Total current assets	733.4	643.8
Property and equipment, net	192.1	202.1
Assets held for sale, net	7.9	—
Intangible assets, net	20.8	23.3
Goodwill	59.7	60.2
Other assets	20.9	21.7

Total assets	$1,034.8	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$95.2	$75.3
Accrued liabilities	61.6	54.3
Current portion of long-term debt	1.6	2.3

Total current liabilities	158.4	131.9
Long-term debt, less current portion	616.5	563.1
Deferred income tax liability	62.6	67.4
Other long-term liabilities	19.7	21.1

Total liabilities	857.2	783.5

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2008, and December 31, 2007, respectively	—	—
Additional paid-in capital	126.6	121.3
Retained earnings	50.2	45.6
Accumulated other comprehensive income	0.8	0.7

Total stockholder’s equity	177.6	167.6

Total liabilities and stockholder’s equity	$1,034.8	$951.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended March 31,
	2008	2007
Net Sales	$489.0	$462.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	376.6	356.1
Operating and delivery	46.5	45.2
Selling, general and administrative	29.2	30.4
Depreciation and amortization	5.5	5.2
Impairment of property and equipment	—	0.2

Operating income	31.2	25.5
Other (income) expense:
Interest expense	15.6	14.7
Other (income) expense, net	(0.1)	—

Income before income taxes	15.7	10.8
Provision for income taxes	6.1	4.2

Net income	$9.6	$6.6

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNADUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9.6	$6.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of property and equipment	—	0.2
Provision for bad debts	0.6	0.5
Depreciation and amortization	6.6	5.5
Amortization of debt issuance costs	0.7	0.6
Deferred income taxes	(2.8)	(0.4)
Stock-based compensation	0.3	3.4
Changes in operating assets and liabilities:
Accounts receivable	(50.7)	(21.0)
Inventories	(30.5)	(5.2)
Prepayments and other	(2.2)	(1.7)
Accounts payable and accrued liabilities	27.7	18.2
Other	1.2	1.4

Net cash (used in) provided by operations	(39.5)	8.1

Cash flows from investing activities:
Sale of assets	0.1	0.1
Purchases of assets	(2.8)	(5.5)

Net cash used in investing activities	(2.7)	(5.4)

Cash flows from financing activities:
Borrowings on credit facility	276.0	89.0
Repayments on credit facility	(222.5)	(86.0)
Repayments on long-term debt	(0.8)	(0.1)
Deferred financing costs	(0.1)	—
Dividends paid	(5.0)	(7.5)

Net cash provided by (used in) financing activities	47.6	(4.6)

Net increase in cash	5.4	(1.9)
Cash, beginning of period	13.6	14.2

Cash, end of period	$19.0	$12.3

Supplemental Cash Flow Information:
Cash paid for interest	$5.1	$6.2

Cash paid for income taxes	$0.4	$2.8

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share amounts)

1. Organization and Basis of Presentation

Organization

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

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Over the last twelve months ended March 31, 2008, approximately 92% of our revenue was derived from our metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, machinery and equipment manufacturers, and aerospace, marine, defense and energy industries. The Building Products Group customers are primarily contractors engaged in residential and commercial building products. See Note 12, Segment and Related Information.

Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Liquidation of derivative positions is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the statement of operations on liquidation. Fair values of derivatives are determined from dealer quotations. Interest rate swap derivatives outstanding at March 31, 2008, all have initial terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

The effective portion of the change in fair value of derivatives is reported in other comprehensive income (loss), a component of stockholder’s deficit, until the underlying transaction occurs. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.

See Note 5 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

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

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the terms of the respective agreements. See Note 6 for additional information on debt issuance costs.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Fair Value of Financial Assets and Liabilities—SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company uses stock quotes from an active, established stock market for the valuation of its short-term investments, which are reported in other current assets in the Company’s consolidated balance sheet.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s interest rate swap derivatives are valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors (see Note 5).

Level 3 – Unobservable inputs that are supported by little or no market activity, but which are significant to the fair value of the assets or liabilities as determined by market participants.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.4	$0.4	$—	$—
Interest rate swaps	(1.7)	—	(1.7)	—

Total	(1.3)	0.4	(1.7)	—

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

are associated with the labor and facility costs attributable to the warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers.

Delivery expense totaled $12.2 and $11.4 for the three months ended March 31, 2008 and 2007, respectively.

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

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet (formerly Dura-Loc Roofing Systems Limited—see Note 2), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholder’s equity.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161, if any, on its consolidated financial statements.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure additional financial assets and liabilities at fair value.

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

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the three months ended March 31, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2, if any, on its consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

2. Acquisitions

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”), for approximately $42.4. The purchase price was funded by borrowings under the asset-based revolving credit facility entered into by Metals USA in connection with the Merger (the “ABL facility”), $38.4 of which was paid at closing, and approximately $4.0 of which is deferred and will be paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.9, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4, $4.2 and $1.4, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations of tangible assets. The results of operations for the Lynch acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

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

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three months ended March 31, 2007 as if the Lynch acquisition had occurred on January 1, 2007:

Three Months Ended March 31, 2007
Revenues	$470.4
Net Income	7.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

3. Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials—
Plates and Shapes	$258.1	$222.9
Flat Rolled and Non-Ferrous	114.7	117.0
Building Products	14.1	13.6

Total raw materials	386.9	353.5

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	33.2	35.8
Building Products	20.2	20.5

Total work-in-process and finished goods	53.4	56.3

Total inventories	$440.3	$409.8

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	March 31, 2008	December 31, 2007
Customer lists	$41.6	$41.6
Effect of foreign currency	0.3	0.5
Less: Accumulated amortization	(24.5)	(22.2)

	$17.4	$19.9

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.1)	(0.1)

	$3.2	$3.2

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.4)	(0.4)

	$0.2	$0.2

Aggregate amortization expense for the three months ended March 31, 2008 and 2007 was $2.3 and $2.3, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2008 (remaining nine months)	$6.0
2009	$5.4
2010	$3.6
2011	$1.6
2012	$0.5

5. Derivatives

In February 2008, we entered into a series of interest rate swap agreements that entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month London Interbank Offered Rate (“LIBOR”) and pay a fixed rate that ranges from 2.686% to 2.997%, thereby converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The interest rate swap agreements all have initial terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

We have designated the interest rate swaps as cash flow hedges for accounting purposes. We account for these hedges in accordance with SFAS 133, and therefore defer in accumulated other comprehensive income (loss), a component of stockholder’s deficit, the portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction.

Below are the notional transaction amounts and fair value for the Company’s outstanding derivatives at March 31, 2008. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

	March 31, 2008
	Notional Amount	Fair Value
Interest rate swaps	$250.0	$(1.7)

We recognized a pretax loss of $2.4 in earnings (interest expense) during the three months ended March 31, 2008, which was primarily due to the change in fair value of the interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings (interest expense) during the three months ended March 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s derivatives is recorded in accrued liabilities in the consolidated balance sheet.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

6. Other Assets

Other assets consist of the following:

	March 31, 2008	December 31, 2007
Deferred financing costs	$7.5	$7.9
Deferred debt offering costs	6.7	6.9
Other	6.7	6.9

Total other assets	$20.9	$21.7

Aggregate amortization of debt issuance costs for the three months ended March 31, 2008 and 2007 was $0.7 and $0.6, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Accrued salaries and employee benefits	$13.8	$15.2
Accrued taxes, other than income	3.8	4.4
Accrued interest	12.3	4.7
Accrued insurance	5.5	5.1
Accrued audit and tax fees	1.8	0.6
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.5	0.5
Accrued management fees	5.2	6.6
Accrued Merger consideration—Predecessor common shares outstanding	8.1	8.1
Other	10.1	8.6

Total accrued liabilities	$61.6	$54.3

8. Debt

Debt consists of the following:

	March 31, 2008	December 31, 2007
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$334.0	$280.5
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	3.4	4.2

Total debt	618.1	565.4
Less—current portion of debt	1.6	2.3

Total long-term portion of debt	$616.5	$563.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The weighted average interest rates under the ABL facility for the three months ended March 31, 2008 and 2007 were 5.63% and 7.30%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On June 8, 2007, we executed an amendment to the ABL facility (the “June 2007 amendment”), which increased the commitment from $450.0 to $525.0, comprised of $500.0 of Tranche A Commitments and $25.0 of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0. The June 2007 amendment did not have any impact on our covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of March 31, 2008, we had eligible collateral of $485.2, $334.0 in outstanding advances, $15.2 in open letters of credit and $135.9 of additional borrowing capacity.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate plus an applicable margin ranging between -0.25% and -0.50%, or LIBOR, at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate plus an applicable margin of 0.75%, or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ration (the “FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of March 31, 2008, our FCCR was 1.52.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 5.25% and 2.69%, respectively, as of March 31, 2008.

The loan and security agreement governing the ABL facility requires us to comply with limited affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

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

The ABL facility contains customary representations, warranties and covenants as a precondition to lending, which includes a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which as long as borrowing availability is greater or equal to $45.0 and in the absence of default, is controlled by the Company.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of March 31, 2008.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $7.5 as of March 31, 2008, are included in other non-current assets.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $37.1 as of March 31, 2008. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined.

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

The Metals USA Notes contain covenants that are customary for debt instruments, including limitations on our or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2008.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $6.7 as of March 31, 2008, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 2.35% at March 31, 2008. The IRB is secured by

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of March 31, 2008.

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due July 1, 2012 (the “2007 Notes”). The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial three interest payments on the 2007 Notes were paid and the July 1, 2008 interest payment is payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008 (remaining nine months)	$13.4	$7.3
2009	$26.7	$28.9
2010	$28.5	$30.8
2011	$31.5	$33.8
2012	$24.7	$25.7

Flag Intermediate provided funds to Metals USA Holdings to fund the initial three quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, and April 1, 2008, and totaled $7.7, $8.4, and $8.1, respectively. Flag Intermediate expects to provide funds to Metals USA Holdings to fund the fourth quarterly interest payment on the 2007 Notes in the amount of $6.7 due on July 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $37.1 under the indenture governing the Metals USA Notes and $82.2 under the loan and security agreement governing the ABL facility as of March 31, 2008.

From time to time, depending upon market, pricing and other conditions, as well on its cash balances and liquidity, Metals USA Holdings may seek to repurchase a portion of the 2007 Notes in the market. Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, from time to time and depending upon market, pricing and other conditions, have purchased and may in the future purchase a portion of the 2007 Notes in the market. Any such future purchases may be made in the open market, privately negotiated transactions, tender offers or otherwise. As of March 31, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4, $90.9 of which were held by Apollo, with the remainder held by the executive officers referred to above.

On February 26, 2008, Metals USA Holdings exchanged $214.1 aggregate principal amount of the $300.0 aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

9. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at March 31, 2008, and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 14 for further information on Related Party transactions.

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”), as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 non-recurring transaction fee to Apollo.

In connection with the January 2007 Dividend, the outstanding employee stock options under Metals USA Holdings’ Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 10 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $5.4 ), to pay a cash dividend of approximately $130.3 to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

10. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.1 and $3.4 was recorded as stock-based employee compensation during the three months ended March 31, 2008 and 2007, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Deferred Compensation Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.2 and $0.3 was recorded as deferred compensation during the three months ended March 31, 2008 and 2007, respectively.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

In connection with the January 2007 Dividend, the outstanding employee stock options under the Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00.

Because the payment of the January 2007 Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest all Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we recognized $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

In connection with the July 2007 Dividend, stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2. The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Plan. As a result of the cash payment on outstanding options, we were required to recognize $0.3 of non-cash stock-based compensation expense, net of related tax effects, in the third quarter of 2007.

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of March 31, 2008:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

The following is a summary of stock option activity for Tranche A options for the three-month period ended March 31, 2008:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.58	$4.00		595,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, March 31, 2008	$6.58	$4.00	7.7	595,630

Vested and Exercisable as of:
March 31, 2008		$4.00	7.7	334,254

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

A summary of nonvested Tranche A stock options for the three-month period ended March 31, 2008, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2007	$6.58	265,455
Granted	—	—
Vested	6.58	(4,079)
Exercised	—	—
Canceled or expired	—	—

Nonvested at March 31, 2008	$6.58	261,376

As of March 31, 2008, there was $1.2 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 2.7 years.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. . No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of March 31, 2008:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

The following is a summary of stock option activity for Tranche B options for the three-month period ended March 31, 2008:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, March 31, 2008	$6.92	$4.00	7.7	395,631

Vested and Exercisable as of:
March 31, 2008		$4.00	7.7	395,631

All Tranche B stock options outstanding for the three-month period ended March 31, 2008 are fully vested and exercisable.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the three-month period ending March 31, 2008, there were no shares of nonvested restricted stock outstanding.

11. Income Taxes

As of March 31, 2008, our unrecognized tax benefits totaled $6.5, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2008, the liability for uncertain income taxes includes interest and penalties of $1.1, of which $0.1 is included in our statement of operations and impacted the Company’s effective income tax rate for the three months ended March 31, 2008.

We expect total unrecognized benefits to decrease by $1.0 to $1.5 over the next twelve months due to the expiration of the statute of limitation for a filing position.

12. Segment and Related Information

The following tables show summarized financial information for our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	Three Months Ended March 31,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2008:
Net sales	$249.6	$216.0	$26.1	$(2.7)	$489.0
Operating income (loss)	28.4	14.9	(5.7)	(6.4)	31.2
Capital expenditures	2.1	0.3	0.3	0.1	2.8
Depreciation and amortization(1)	2.4	1.8	1.3	1.1	6.6
2007:
Net sales	$221.0	$211.5	$34.3	$(4.2)	$462.6
Operating income (loss)	23.5	13.9	(1.9)	(10.0)	25.5
Capital expenditures	4.1	0.6	0.6	0.2	5.5
Depreciation and amortization(1)	2.3	0.9	0.5	1.8	5.5

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

	March 31, 2008	December 31, 2007
Total Assets:
Plates and Shapes	$508.6	$449.1
Flat Rolled and Non-Ferrous	350.7	330.3
Building Products	78.4	80.7
Corporate and Other	97.1	91.0

Consolidated	$1,034.8	$951.1

Goodwill:
Plates and Shapes	$16.0	$16.4
Flat Rolled and Non-Ferrous	20.9	20.9
Building Products	2.3	2.4
Corporate and Other	20.5	20.5

Consolidated	$59.7	$60.2

Adjustments to goodwill related to our Building Products segment for the three months ended March 31, 2008 consisted of a decrease of $0.1 due to the effect of foreign currency. Goodwill related to our Plates and Shapes segment was reduced $0.4 during the three months ended March 31, 2008 in connection with the recognition of tax benefits.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. During the first quarter of 2008, we closed three sales and distribution centers (Memphis, Tennessee, Overland, Missouri, and Holly Hill, Florida) and one service center (Corona, California), in addition to our Houston, Texas manufacturing facility. In connection with these initiatives, we recorded charges to operating costs of $2.6 during the three months ended March 31, 2008, $0.7 of which was accelerated depreciation related to leasehold improvements on our Houston, Texas manufacturing facility, and the remaining $1.9 of which was primarily facility closure and other related charges. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of March 31, 2008 include our Houston, Texas, Building Products manufacturing facility, two facilities within our metals service center business that were closed during the first quarter of 2007, and an administrative location that was closed in 2005. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at March 31, 2008 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $9.4 (total letters of credit of $15.2 at March 31, 2008). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Dividends Relating to 2007 Notes

See Note 8 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

14. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three-month periods ended March 31, 2008 and 2007, amortization of deferred management fees was $0.3, with $0.2 and $0.1 recorded as administrative expense and interest expense, respectively, during each period.

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

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, from time to time and depending upon market, pricing and other conditions, have purchased and may in the future purchase a portion of the 2007 Notes (see Note 8) in the market. Any such future purchases may be made in the open market, privately negotiated transactions, tender offers or otherwise. As of March 31, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4, $90.9 of which were held by Apollo, with the remainder held by the executive officers referred to above.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Net income	$9.6	$6.6
Other comprehensive income:
Foreign currency translation adjustments	(0.2)	0.3
Unrealized gains (losses) on derivatives	0.4	—
Unrealized gains (losses) on investment securities	(0.1)	—

Total comprehensive income	$9.7	$6.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of March 31, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$17.0	$1.8	$0.2	$—	$19.0
Accounts receivable	—	—	234.6	0.8	8.0	243.4
Inventories	—	—	439.0	1.3	—	440.3
Deferred tax asset	—	21.1	—	—	—	21.1
Prepayments and other	—	3.5	6.0	0.1	—	9.6

Total current assets	—	41.6	681.4	2.4	8.0	733.4
Property and equipment, net	—	1.9	187.4	2.8	—	192.1
Assets held for sale, net	—	—	7.9	—	—	7.9
Intangible assets, net	—	5.0	14.2	1.6	—	20.8
Goodwill	—	20.5	36.9	2.3	—	59.7
Investment in subsidiaries, net	177.6	815.3	—	—	(992.9)	—
Other assets, net	—	20.8	0.1	—	—	20.9

Total assets	$177.6	$905.1	$927.9	$9.1	$(984.9)	$1,034.8

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.4	$93.6	$0.2	$—	$95.2
Accrued liabilities	—	28.8	24.5	0.3	8.0	61.6
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	30.2	119.7	0.5	8.0	158.4
Long-term debt, less current portion	—	609.0	7.5	—	—	616.5
Deferred income tax liability	—	62.6	—	—	—	62.6
Intercompany payable (receivable)	—	14.7	(59.2)	44.5	—	—
Other long-term liabilities	—	11.0	8.6	0.1	—	19.7

Total liabilities	—	727.5	76.6	45.1	8.0	857.2

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2008	—	—	—	—	—	—
Additional paid-in capital	126.6	126.6	705.7	23.1	(855.4)	126.6
Retained earnings	50.2	50.2	145.6	(59.8)	(136.0)	50.2
Accumulated other comprehensive income (loss)	0.8	0.8	—	0.7	(1.5)	0.8

Total stockholder’s equity	177.6	177.6	851.3	(36.0)	(992.9)	177.6

Total liabilities and stockholder’s equity	$177.6	$905.1	$927.9	$9.1	$(984.9)	$1,034.8

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of December 31, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.7	$2.7	$0.2	$—	$13.6
Accounts receivable	0.1	6.9	185.2	1.1	—	193.3
Inventories	—	—	408.5	1.3	—	409.8
Deferred tax asset	—	19.7	—	—	—	19.7
Prepayments and other	—	4.5	2.8	0.1	—	7.4
Total current assets	0.1	41.8	599.2	2.7	—	643.8

Property and equipment, net	—	2.1	197.2	2.8	—	202.1
Intangible assets, net	—	6.0	15.5	1.8	—	23.3
Goodwill	—	20.5	37.3	2.4	—	60.2
Investment in subsidiaries, net	167.6	802.3	—	—	(969.9)	—
Other assets, net	—	21.6	0.1	—	—	21.7

Total assets	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$73.9	$0.2	$—	$75.3
Accrued liabilities	0.1	28.9	25.1	0.2	—	54.3
Current portion of long-term debt	—	—	2.3	—	—	2.3

Total current liabilities	0.1	30.1	101.3	0.4	—	131.9
Long-term debt, less current portion	—	555.5	7.6	—	—	563.1
Deferred income tax liability	—	67.4	—	—	—	67.4
Intercompany payable (receivable)	—	61.3	(105.3)	44.0	—	—
Other long-term liabilities	—	12.4	8.6	0.1	—	21.1

Total liabilities	0.1	726.7	12.2	44.5	—	783.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 sharesauthorized, issued and outstanding at December 31, 2007	—	—	—	—	—	—
Additional paid-in capital	121.3	121.3	705.7	23.1	(850.1)	121.3
Retained earnings	45.6	45.6	131.4	(59.0)	(118.0)	45.6
Accumulated other comprehensive loss	0.7	0.7	—	1.1	(1.8)	0.7

Total stockholder’s equity	167.6	167.6	837.1	(34.8)	(969.9)	167.6

Total liabilities and stockholder’s equity	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$488.4	$0.6	$—	$489.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	376.1	0.5	—	376.6
Operating and delivery	—	0.1	46.1	0.3	—	46.5
Selling, general and administrative	—	0.8	28.3	0.1	—	29.2
Depreciation and amortization	—	1.1	4.2	0.2	—	5.5

Operating income (loss)	—	(2.0)	33.7	(0.5)	—	31.2
Other (income) expense:
Interest expense	—	15.5	0.1	—	—	15.6
Intercompany charges	—	(22.1)	21.9	0.2	—	—
Equity in earnings of subsidiaries	(9.6)	(11.0)	—	—	20.6	—
Other (income) expense, net	—	(0.1)	(0.1)	0.1	—	(0.1)

Income (loss) before income taxes	9.6	15.7	11.8	(0.8)	(20.6)	15.7
Provision for income taxes	—	6.1	—	—	—	6.1

Net income (loss)	$9.6	$9.6	$11.8	$(0.8)	$(20.6)	$9.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$460.7	$1.9	$—	$462.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	355.0	1.1	—	356.1
Operating and delivery	—	—	44.9	0.3	—	45.2
Selling, general and administrative	—	0.9	29.3	0.2	—	30.4
Impairment of property and equipment	—	—	0.2	—	—	0.2
Depreciation and amortization	—	1.8	3.2	0.2	—	5.2

Operating income (loss)	—	(2.7)	28.1	0.1	—	25.5
Other (income) expense:
Interest expense	—	14.6	0.1	—	—	14.7
Intercompany charges	—	(22.4)	21.5	0.9	—	—
Equity in earnings of subsidiaries	(6.6)	(5.7)	—	—	12.3	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	6.6	10.8	6.5	(0.8)	(12.3)	10.8
Provision for income taxes	—	4.2	—	—	—	4.2

Net income (loss)	$6.6	$6.6	$6.5	$(0.8)	$(12.3)	$6.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$17.0	$(48.2)	$(0.3)	$(8.0)	$(39.5)

Cash flows from investing activities:
Sale of assets	—	—	0.1	—	—	0.1
Purchase of assets	—	—	(2.8)	—	—	(2.8)

Net cash used in investing activities	—	—	(2.7)	—	—	(2.7)

Cash flows from financing activities:
Borrowings on the ABL	—	276.0	—	—	—	276.0
Repayments on the ABL	—	(222.5)	—	—	—	(222.5)
Repayments on long-term debt	—	—	(0.8)	—	—	(0.8)
Deferred financing costs and other	—	(0.1)	—	—	—	(0.1)
Net change in intercompany balances	5.0	(59.1)	50.8	0.3	3.0	—
Dividends paid	(5.0)	(5.0)	—	—	5.0	(5.0)

Net cash provided by (used) in financing activities	—	(10.7)	50.0	0.3	8.0	47.6

Net increase (decrease) in cash	—	6.3	(0.9)	—	—	5.4
Cash, beginning of period	—	10.7	2.7	0.2	—	13.6

Cash, end of period	$—	$17.0	$1.8	$0.2	$—	$19.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$11.5	$(3.1)	$(0.3)	$—	$8.1

Cash flows from investing activities:
Sales of assets	—	—	0.1	—	—	0.1
Purchase of assets	—	—	(5.5)	—	—	(5.5)

Net cash used in investing activities	—	—	(5.4)	—	—	(5.4)

Cash flows from financing activities:
Borrowings on the ABL	—	89.0	—	—	—	89.0
Repayments on the ABL	—	(86.0)	—	—	—	(86.0)
Repayments on long-term debt	—	—	(0.1)	—	—	(0.1)
Dividends paid	(7.5)	(7.5)	—	—	7.5	(7.5)
Net change in intercompany balances	7.5	(7.8)	7.2	0.6	—	—

Net cash provided by (used) in financing activities	—	(12.3)	7.1	0.6	7.5	(4.6)

Net increase (decrease) in cash	—	(0.8)	(1.4)	0.3	7.5	(1.9)
Cash, beginning of period	—	10.9	3.1	0.2	—	14.2

Cash, end of period	$—	$10.1	$1.7	$0.5	$7.5	$12.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, for risk factors that may affect future performance.

Overview

All references to the “Company” include Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Over the last twelve months ended March 31, 2008, approximately 92% of our revenue was derived from our metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, machinery and equipment manufacturers, and aerospace, marine, defense and energy industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”), for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.9 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4 million, $4.2 million and $1.4 million, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3 million. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations of tangible assets. The results of operations for the Lynch acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

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

Industry Trends

Metals Service Centers

The metals production and distribution industries have experienced unprecedented revenue and profit expansion over the last five years. Global demand for steel and other metals has grown at an extraordinary pace driven largely by new but sustainable market development in China, Brazil, Russia, and India as well as Europe in general. Over the last 5 years global demand has increased 9.4% per year on average. This demand growth is expected to continue, and according to the International Iron and Steel Institute, 2008 global steel consumption is expected to increase 6.7% from 2007 and 2009 consumption is projected to increase 6.3% from 2008 levels.

Demand growth has outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation. Three producers supply approximately 70% of the global merchant iron ore market and the majority of this material is sold via annual supply contracts. Contract prices in 2008 were established at rates 71% higher than those set for 2007. In fact, over the last six years, the annual contract price for iron ore has increased by approximately 35% per year. Iron ore production has not kept pace with new steel capacity expansions over the last several years. As a result, global supplies were tight throughout 2007 and spot market purchases were transacted at prices substantially higher than established contract prices. In similar fashion, metallurgical coal and coke prices have also been increasing dramatically. Global coking coal prices are up more than 200% in 2008 when compared to prices transacted in 2007. Scrap, the primary metallic input for mini-mills, has experienced rapid and volatile price increases in recent years. Compounding scrap availability is that domestic scrap generation has declined as a direct result of lower production volumes from traditional steel consumers such as the automotive industry and durable goods manufacturers. During March 2008 the prices for both #1 heavy melt and auto bundle scrap categories were up approximately 60% when compared to March 2007.

Over the past several years, there has been significant consolidation among the major domestic metals producers. The top three steel producers now control over 60% of the domestic flat rolled market, which has created a metals pricing environment characterized by a more disciplined approach to production and pricing. Mill consolidation has provided mills with a better ability to modify capacity utilization which keeps available supply in balance with demand. Mills today are much more focused on profitability and have generally refused to absorb cost escalations, preferring instead to pass cost increases on to buyers.

Historically, steel in the domestic economy is in a constant state of deficit. Generally speaking, the U.S. consumes approximately 130 million tons of steel annually, and can produce approximately 110 million tons. Imported steel has traditionally filled the gap. However, given the circumstances of a weak U.S. Dollar, higher prices in alternative, non-U.S. markets, and the increase in global demand, traditional imports are being redirected to non-U.S. markets. To compound domestic market supply/demand imbalance, domestic mills have identified, and taken advantage of, the opportunity a weak U.S. Dollar has given to them for exporting production that would normally remain in the domestic market.

As a result of these industry wide, global pressures, steel prices have been rising consistently since 2004; and prices over the last two quarters have increased approximately 100%. Historically our margins earned over the price of metal have increased during periods of rising steel prices, and we expect this trend to continue.

The timing of the effect that further price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

The residential remodeling industry is currently in a state of transition as recent mortgage market turmoil and weak consumer confidence have been reflected in a general decline in the purchase of home remodeling goods and services. However, over the last decade, the residential remodeling industry experienced stable growth due to a number of different macroeconomic and demographic factors including rising disposable incomes, increased rates of home ownership and aging American houses. We believe these factors will support attractive long-term demand fundamentals for home remodeling. The increase in disposable incomes has been a factor in the rise in homeownership to approximately 68% in 2007 from 55% in 1950. The aging of the domestic home supply is also expected to contribute to remodeling sales as the average home in the U.S. is now over 30 years old. As Americans continue to improve and upgrade their homes, we believe an increasing number will turn to remodeling as a cost-effective alternative to new housing construction. The most popular remodeling projects include backyard living items, such as pool enclosures, lattices and patio covers, as well as sunrooms and roofing, all of which we manufacture and distribute.

We have implemented certain initiatives in response to the downturn in the housing and residential remodeling markets primarily directed at systemic cost reduction and reducing manufacturing capacity to better match the addressable market. During 2007 we closed three sales and distribution centers and announced the future closure of four additional locations as well as our manufacturing facility in Houston Texas. Consequently, production volumes were re-allocated to our Groveland, Florida and Buena Park, California manufacturing facilities. All closures were completed by April 2008. We continue to evaluate various alternative strategies for our building products business.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and remodeling expenditures due to such factors could continue to significantly reduce the segment’s performance.

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

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended March 31, 2008 Compared to March 31, 2007

	2008	%	2007	%
	(In millions, except percentages)
Net sales	$489.0	100.0%	$462.6	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	376.6	77.0%	356.1	77.0%
Operating and delivery	46.5	9.5%	45.2	9.8%
Selling, general and administrative	29.2	6.0%	30.4	6.6%
Depreciation and amortization	5.5	1.1%	5.2	1.1%
Impairment of property and equipment	—	0.0%	0.2	0.0%

Operating income	31.2	6.4%	25.5	5.5%
Interest expense	15.6	3.2%	14.7	3.2%
Other (income) expense, net	(0.1)	0.0%	—	0.0%

Income before income taxes	$15.7	3.2%	$10.8	2.3%

Net sales. Net sales increased $26.4 million, or 5.7%, from $462.6 million for the three months ended March 31, 2007 to $489.0 million for the three months ended March 31, 2008. The Lynch acquisition, which closed on July 2, 2007, contributed $9.7 million of incremental net sales for the three months ended March 31, 2008 compared to the same period of 2007. The remaining net sales increase of $16.7 million was primarily attributable to a 3.9% increase in average realized prices, in addition to a 1.9% increase in volumes, for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease for our Building Products Group of $8.2 million.

Cost of sales. Cost of sales increased $20.5 million, or 5.8%, from $356.1 million for the three months ended March 31, 2007, to $376.6 million for the three months ended March 31, 2008. The acquisition of Lynch contributed $6.0 million of additional cost of sales for the period. The remaining increase of $14.5 million was primarily attributable to a 3.7% increase in the average cost per ton, in addition to a 1.9% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a $4.0 million decrease in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales remained at 77.0% for the first quarter of 2008 compared to the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $1.3 million, or 2.9%, from $45.2 million for the three months ended March 31, 2007 to $46.5 million for the three months ended March 31, 2008. The Lynch acquisition accounted for $0.3 million of incremental operating and delivery costs during the period. Higher variable costs of $1.0 million associated with increased shipments also contributed to the period-over-period increase. As a percentage of net sales, operating and delivery expenses decreased from 9.8% for the three months ended March 31, 2007 to 9.5% for the three months ended March 31, 2008.

Selling, general and administrative. Selling, general and administrative expenses decreased $1.2 million, or 3.9%, from $30.4 million for the three months ended March 31, 2007 to $29.2 million for the three months ended March 31, 2008. The Lynch acquisition accounted for $0.8 million of increased selling, general and administrative expenses during the period, an amount that was offset by a decrease of $2.0 million, which was primarily attributable to the absence of higher stock-based compensation expense of $3.0 million recognized in the first quarter of 2007 due to the accelerated vesting of stock options in connection with the January 2007 Dividend. As a percentage of net sales, selling, general and administrative expenses decreased from 6.6% for the three months ended March 31, 2007 to 6.0% for the three months ended March 31, 2008.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 5.8%, from $5.2 million for the three months ended March 31, 2007 to $5.5 million for the three months ended March 31, 2008. The acquisition of Lynch accounted for an increase of $0.9 million for the period, due primarily to the amortization of customer list intangible assets associated with the Lynch acquisition. This increase was partially offset by a decrease of $0.6 million for the period, which resulted primarily from lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $5.7 million, or 22.4%, from $25.5 million for the three months ended March 31, 2007 to $31.2 million for the three months ended March 31, 2008. The Lynch acquisition contributed $1.7 million of additional operating income for the period. The remaining increase of $4.0 million was primarily a result of the increase in net sales, in addition to the decrease in selling, general and administrative expenses attributable to the Corporate segment (both of which are discussed above), offset in part by a $3.8 million increase in the operating loss attributable to our Building Products segment. As a percentage of net sales, operating income increased from 5.5% for the three months ended March 31, 2007 to 6.4% for the three months ended March 31, 2008.

Interest expense. Interest expense increased $0.9 million, or 6.1%, from $14.7 million for the three months ended March 31, 2007 to $15.6 million for the three months ended March 31, 2008. This increase was due to our recognition of a pretax loss of $2.4 million in earnings (interest expense) during the three months ended March 31, 2008, which was primarily due to the change in fair value of our interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings (interest expense) during the three months ended March 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. This increase was partially offset by lower period-over-period interest expense on our ABL facility, which was a function of lower average borrowings and weighted average interest rates. The weighted average interest rate on our ABL facility for the three months ended March 31, 2008, was 5.63%, compared to a weighted average rate of 7.30% for the same period of 2007. In addition, the weighted average outstanding balance on our ABL facility decreased $16.4 million for the quarter ended March 31, 2008 versus the same period of 2007.

Segment Results—Three Months Ended March 31, 2008 Compared to March 31, 2007

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2008:
Plates and Shapes	$249.6	$221.2	$28.4	$2.1	220
Flat Rolled and Non-Ferrous	216.0	201.1	14.9	0.3	168
Building Products	26.1	31.8	(5.7)	0.3	—
Corporate and other	(2.7)	3.7	(6.4)	0.1	(2)

Total	$489.0	$457.8	$31.2	$2.8	386

2007:
Plates and Shapes	$221.0	$197.5	$23.5	$4.1	212
Flat Rolled and Non-Ferrous	211.5	197.6	13.9	0.6	168
Building Products	34.3	36.2	(1.9)	0.6	—
Corporate and other	(4.2)	5.8	(10.0)	0.2	(3)

Total	$462.6	$437.1	$25.5	$5.5	377

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $28.6 million, or 12.9%, from $221.0 million for the three months ended March 31, 2007 to $249.6 million for the three months ended March 31, 2008. The increase was primarily attributable to an 8.8% increase in average realized prices, in addition to a 3.8% increase in shipments for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Operating costs and expenses increased $23.7 million, or 12.0%, from $197.5 million for the three months ended March 31, 2007 to $221.2 million for the three months ended March 31, 2008. The increase was primarily attributable to a 9.1% increase in the average cost per ton, in addition to a 3.8% increase in shipments for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Operating income increased by $4.9 million, or 20.9%, from $23.5 million for the three months ended March 31, 2007 to $28.4 million for the three months ended March 31, 2008. The increase primarily resulted from higher net sales which were driven by an increase in average realized prices, in addition to increased shipments, as discussed above. Operating income as a percentage of net sales increased from 10.6% for the three months ended March 31, 2007 to 11.4% for the three months ended March 31, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $4.5 million, or 2.1%, from $211.5 million for the three months ended March 31, 2007 to $216.0 million for the three months ended March 31, 2008. The Lynch acquisition contributed $9.7 million of net sales for the quarter ended March 31, 2007. This increase was partially offset by a $5.2 million decrease in net sales attributable to the remainder of the segment, excluding Lynch, which was driven by a 1.3% decrease in average sales price per ton, in addition to a 1.2% decrease in shipments. Consistent with our pattern for pricing actions in recent years, we elected to reduce sales volume in an effort to maintain our level of profitability in an extremely competitive market. We increased our sales of non-ferrous products in the first quarter of 2008. Sales of non-ferrous metals accounted for 46.1% of the segment’s sales product mix for the first quarter of 2008, compared to 44.3% for the first quarter of 2007.

Operating costs and expenses increased $3.5 million, or 1.8%, from $197.6 million for the three months ended March 31, 2007 to $201.1 million for the three months ended March 31, 2008. The Lynch acquisition added $8.0 million of operating costs and expenses for the first quarter of 2008. The remaining decrease was attributable to a decrease in the average cost per ton of 1.2%, in addition to a decrease in volumes of 1.2%. Operating costs and expenses as a percentage of net sales decreased from 93.4% for the three months ended March 31, 2007 to 93.1% for the three months ended March 31, 2008.

Operating income increased by $1.0 million, or 7.2%, from $13.9 million for the three months ended March 31, 2007 to $14.9 million for the three months ended March 31, 2008. The Lynch acquisition accounted for $1.7 million of operating income for the first quarter of 2008. The remaining decrease of $0.7 million was primarily attributable to the decrease in net sales and the decrease in operating costs and expenses discussed above. Operating income as a percentage of net sales increased from 6.6% for the three months ended March 31, 2007 to 6.9% for the three months ended March 31, 2008.

Building Products. Net sales decreased $8.2 million, or 23.9%, from $34.3 million for the three months ended March 31, 2007 to $26.1 million for the three months ended March 31, 2008. The sales decrease was driven by lower sales of existing homes and lower housing starts, both of which impact residential remodeling activity. Both of these housing indicators were down for the first quarter of 2008 versus the same period from a year ago. Consumer spending on residential remodeling has decreased dramatically due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to continued softness in the residential remodeling market and negative growth in our Building Products Group.

Operating costs and expenses decreased $4.4 million, or 12.2%, from $36.2 million for the three months ended March 31, 2007 to $31.8 million for the three months ended March 31, 2008. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand. Despite the decrease in sales volume, operating costs and expenses as a percentage of net sales increased from 105.6% for the three months ended March 31, 2007 to 121.8% for the three months ended March 31, 2008. The increase as a percentage of net sales was in part due to $2.6 million of additional costs incurred during the first quarter of 2008. These costs consisted of $0.7 million of which was accelerated depreciation related leasehold improvements on our Houston, Texas manufacturing facility, and the remaining $1.9 million of which was primarily facility closure and other related charges, to close several underperforming service center locations, in addition to the Houston manufacturing facility, as management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn.

Operating loss increased by $3.8 million, or 200.0%, from $1.9 million for the three months ended March 31, 2007 to $5.7 million for the three months ended March 31, 2008. The increase was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating loss as a percentage of net sales increased from 5.5% for the three months ended March 31, 2007 to 21.8% for the three months ended March 31, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $3.6 million, or 36.0%, from $10.0 million for the three months ended March 31, 2007 to $6.4 million for the three months ended March 31, 2008. The decrease was primarily attributable to the absence of higher stock-based compensation expense of $3.0 million recognized in the first quarter of 2007 due to the accelerated vesting of stock options in connection with the January 2007 Dividend, in addition to lower employee benefit costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the ABL facility and our cash flow from operations. At March 31, 2008, we had $334.0 million drawn on the ABL facility, our borrowing availability was $135.9 million and we had available cash of $22.5 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $511.9 million at December 31, 2007 to $575.0 million at March 31, 2008.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Condensed Consolidated Statements of Cash Flows which are set forth under Item 1—“Financial Statements.”

During the three months ended March 31, 2008, net cash used in operating activities was $39.5 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $15.0 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $54.5 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. During the three months ended March 31, 2007, net cash provided by operating activities was $8.1 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $16.4 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $8.3 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2008, and consisted primarily of $2.8 million of purchases of assets. For the three months ended March 31, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility. Net cash used in investing activities was $5.4 million for the three months ended March 31, 2007, and consisted primarily of $5.5 million of purchases of assets. For the three months ended March 31, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash provided by financing activities was $47.6 million for the three months ended March 31, 2008, and consisted primarily of net borrowings on the ABL facility of $53.5 million, partially offset by dividends paid to Metals USA Holdings of $5.0 million. Net cash used in financing activities was $4.6 million for the three months ended March 31, 2007, and consisted primarily of dividends paid to Metals USA Holdings of $7.5 million, partially offset by net borrowings on the ABL facility of $3.0 million.

Financing Activities

The ABL Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On June 8, 2007, we executed the June 2007 amendment to the ABL facility, which increased the commitment from $450.0 million to $525.0 million, comprised of $500.0 million of Tranche A Commitments and $25.0 million of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0 million. The June 2007 amendment did not have any impact on our covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6 million, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

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

As of March 31, 2008, we had eligible collateral of $485.2 million, $334.0 million in outstanding advances, $15.2 million in open letters of credit and $135.9 million in additional borrowing capacity.

In May 2006, we used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Allmet, respectively. Also in May 2006, we paid the May 2006 Dividend in the amount of $25.0 million, which was funded by the ABL facility.

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

On July 2, 2007, we purchased the business operations of Lynch for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over a period of two years from the closing date.

Also in July 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes. The net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 million of additional borrowings under the ABL facility, were used to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million), to pay a cash dividend of approximately $130.3 million to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders, which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

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

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; plus, in each case, an applicable margin ranging between -0.25% and -0.50% as determined in accordance with the loan agreement or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’

Association Interest Settlement Rates for deposits in dollars, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the loan and security agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of 0.75% or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of 2.75%.

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 5.25% and 2.69%, respectively, at March 31, 2008.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is $45.0 million or greater, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0.

Additionally, payments to affiliates are limited to the greater of $3.0 million or 3% of Adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility) provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income, or if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, of dividends in any fiscal quarter provided that borrowing availability is greater than $50.0 million and the FCCR is at least 1.0 to 1.0.

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

Interest Rate Swaps. In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the three months ended March 31, 2008, which was primarily due to the change in fair value of the interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment.

Other pretax realized gains and losses from derivatives which were recognized in earnings (interest expense) during the three months ended March 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s derivatives is recorded in accrued liabilities in the consolidated balance sheet. The fair value of the interest rate swaps was $1.7 million at March 31, 2008, which is recorded in accrued liabilities on the condensed consolidated balance sheet.

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010, at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2008.

2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes. The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and original issue discount is being amortized to interest expense over the life of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial three interest payments on the 2007 Notes were paid and the July 1, 2008 interest payment is payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK

Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008 (remaining nine months)	$13.4	$7.3
2009	$26.7	$28.9
2010	$28.5	$30.8
2011	$31.5	$33.8
2012	$24.7	$25.7

Flag Intermediate provided funds to Metals USA Holdings to fund the initial three quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, and April 1, 2008, and totaled $7.7 million, $8.4 million, and $8.1 million, respectively. Flag Intermediate expects to provide funds to Metals USA Holdings to fund the fourth quarterly interest payment on the 2007 Notes in the amount of $6.7 million due on July 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $37.1 million under the indenture governing the Metals USA Notes and $82.2 million under the loan and security agreement governing the ABL facility as of March 31, 2008.

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, from time to time and depending upon market, pricing and other conditions, have purchased and may in the future purchase a portion of the 2007 Notes in the market. Any such future purchases may be made in the open market, privately negotiated transactions, tender offers or otherwise. As of March 31, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4 million, $90.9 million of which were held by Apollo, with the remainder held by the executive officers referred to above.

On February 26, 2008, Metals USA Holdings exchanged $214.1 million aggregate principal amount of the $300.0 million aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of March 31, 2008, our FCCR was 1.52. As of March 31, 2008, we had $135.9 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

The FCCR (as defined in the loan and security agreement governing the ABL facility) is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. EBITDA, adjusted EBITDA and fixed charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements.

As of March 31, 2008, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of March 31, 2008, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $82.2 million under the loan and security agreement governing the ABL facility and $37.1 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net income	$9.6	$6.6
Depreciation and amortization(1)	6.6	5.5
Interest expense	15.6	14.7
Provision for income taxes	6.1	4.2
Other (income) expense	(0.1)	—

EBITDA	37.8	31.0
Covenant defined adjustments:
Facilities closure(2)	1.9	—
Stock options and grant expense(3)	0.3	3.4
Management fees(4)	0.3	0.3

Adjusted EBITDA(5)	$40.3	$34.7

Fixed charge coverage ratio(6)	1.52	1.24

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for the closure of five facilities in the first quarter of 2008.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility.
(6)	This amount represents the FCCR, as defined by the ABL facility.

Commitments and Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2008.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161, if any, on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure additional financial assets and liabilities at fair value.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the three months ended March 31, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2, if any, on its consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates as of March 31, 2008. As of March 31, 2008, outstanding borrowings under the ABL facility were $334.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the three months ended March 31, 2008, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.8 million for the period.

On February 29, 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The fair value of the interest rate swaps will fluctuate during the year based on normal changes in interest rates. We recognized a pretax loss of $2.4 in earnings (interest expense) during the three months ended March 31, 2008, which was primarily due to the change in fair value of the interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings (interest expense) during the three months ended March 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure. The fair value of the interest rate swaps was $1.7 million at March 31, 2008, which is recorded in accrued liabilities on the condensed consolidated balance sheet.

We have $275.0 million of Metals USA Notes with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At April 4, 2008, the Metals USA Notes were traded at approximately 98.0% of face value.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Flag Intermediate and Metals USA, of the effectiveness of our disclosure controls and procedures (as defined pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on that evaluation, the CEO and CFO of Flag Intermediate and Metals USA have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 1, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 1, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated May 1, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 1, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 1, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 1, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated May 1, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 1, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: May 1, 2008	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: May 1, 2008	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer