Form 10-Q
period 2008-06-30
Flag Intermediate Holdings CORP; METALS USA INC
filed 2008-07-16
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at July 16, 2008 of Flag Intermediate Holdings Corporation.: 100

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

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	our substantial indebtedness;

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, other metals and metal products;

•	our ability to retain key employees; and

•	our expectations with respect to our acquisition activity.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash	$18.1	$13.6
Accounts receivable, net of allowance of $8.2 and $8.3, respectively	273.6	193.3
Inventories	517.9	409.8
Deferred income tax asset	20.0	19.7
Prepayments and other	7.9	7.4

Total current assets	837.5	643.8
Property and equipment, net	191.1	202.1
Assets held for sale, net	5.3	—
Intangible assets, net	18.7	23.3
Goodwill	58.8	60.2
Other assets	23.5	21.7

Total assets	$1,134.9	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$118.9	$75.3
Accrued liabilities	68.0	54.3
Current portion of long-term debt	1.6	2.3

Total current liabilities	188.5	131.9
Long-term debt, less current portion	642.5	563.1
Deferred income tax liability	62.0	67.4
Other long-term liabilities	21.0	21.1

Total liabilities	914.0	783.5

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	126.7	121.3
Retained earnings	89.6	45.6
Accumulated other comprehensive income	4.6	0.7

Total stockholder’s equity	220.9	167.6

Total liabilities and stockholder’s equity	$1,134.9	$951.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales	$593.1	$480.9	$1,082.1	$943.5
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	422.9	363.9	799.5	720.0
Operating and delivery	49.5	44.7	96.0	89.9
Selling, general and administrative	33.4	27.8	62.6	58.2
Depreciation and amortization	5.4	5.1	10.9	10.3
Gain on sale of property and equipment	(1.5)	—	(1.5)	—
Impairment of property and equipment	—	—	—	0.2

Operating income	83.4	39.4	114.6	64.9
Other (income) expense:
Interest expense	12.4	14.8	28.0	29.5
Other (income) expense, net	0.1	—	—	—

Income before income taxes	70.9	24.6	86.6	35.4
Provision for income taxes	26.5	9.9	32.6	14.1

Net income	$44.4	$14.7	$54.0	$21.3

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$54.0	$21.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss on sale of property and equipment	(1.5)	—
Impairment of property and equipment	—	0.2
Provision for bad debts	1.3	1.4
Depreciation and amortization	12.4	11.0
Amortization of debt issuance costs	1.5	1.3
Deferred income taxes	(4.2)	(1.4)
Stock-based compensation	0.6	3.7
Changes in operating assets and liabilities:
Accounts receivable	(80.9)	(21.9)
Inventories	(108.1)	11.1
Prepayments and other	(0.9)	1.8
Accounts payable and accrued liabilities	55.8	6.3
Other	6.5	3.2

Net cash (used in) provided by operations	(63.5)	38.0

Cash flows from investing activities:
Sale of assets	4.3	1.1
Purchases of assets	(4.9)	(11.0)

Net cash used in investing activities	(0.6)	(9.9)

Cash flows from financing activities:
Borrowings on credit facility	550.5	220.0
Repayments on credit facility	(469.5)	(229.0)
Repayments on long-term debt	(2.3)	(0.3)
Deferred financing costs	(0.1)	(2.6)
Dividends paid	(10.0)	(12.8)

Net cash provided by (used in) financing activities	68.6	(24.7)

Net increase in cash	4.5	3.4
Cash, beginning of period	13.6	14.2

Cash, end of period	$18.1	$17.6

Supplemental Cash Flow Information:
Cash paid for interest	$24.5	$28.1

Cash paid for income taxes	$1.2	$11.3

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Liquidation of derivative positions is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the statement of operations on liquidation. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at June 30, 2008, all have initial terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

The effective portion of the change in fair value of derivatives is reported in other comprehensive income, a component of stockholder’s equity, until the underlying transaction occurs. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Fair Value of Financial Assets and Liabilities—Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.3	$0.3	$—	$—
Interest rate swaps	4.2	—	4.2	—

Total	$4.5	$0.3	$4.2	$—

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

Cost of sales for our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process.

Operating and delivery expense—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

are associated with the labor and facility costs attributable to the warehousing of our finished goods at our sales center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers.

Delivery expense totaled $14.1, $26.3, $11.9 and $23.3 for the three and six months ended June 30, 2008 and 2007, respectively.

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

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet, is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholder’s equity.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 did not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the six months ended June 30, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2, if any, on its consolidated financial statements.

2. Acquisitions

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch Metals”), for approximately $42.4. The purchase price was funded by borrowings under the asset-based revolving credit facility entered into by Metals USA (the “ABL facility”) in connection with the Merger, $38.4 of which was paid at closing, and approximately $4.0 of which is deferred and will be paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.5, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4, $4.2 and $1.8, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3. In connection with the completion of the valuation of property and equipment in the second quarter of 2008, $0.4 was reclassified from goodwill to property and equipment. The results of operations for the Lynch Metals acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

Lynch Metals is a value-added metal service center that focuses on specialty aluminum, with locations in New Jersey and California. Lynch Metals uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. This acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch Metals’ product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch Metals’ non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch Metals’ geographic base.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three and six months ended June 30, 2007 as if the Lynch Metals acquisition had occurred on January 1, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$488.7	$959.1
Net Income	14.8	21.8

3. Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials—
Plates and Shapes	$310.2	$222.9
Flat Rolled and Non-Ferrous	139.6	117.0
Building Products	13.1	13.6

Total raw materials	462.9	353.5

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	36.6	35.8
Building Products	18.4	20.5

Total work-in-process and finished goods	55.0	56.3

Total inventories	$517.9	$409.8

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	June 30, 2008	December 31, 2007
Customer lists	$41.6	$41.6
Effect of foreign currency	0.4	0.5
Less: Accumulated amortization	(26.6)	(22.2)

	$15.4	$19.9

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.2)	(0.1)

	$3.1	$3.2

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.4)	(0.4)

	$0.2	$0.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Aggregate amortization expense for the three and six months ended June 30, 2008 and 2007 was $2.3, $4.6, $2.3 and $4.6, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2008 (remaining six months)	$3.9
2009	$5.4
2010	$3.6
2011	$1.6
2012	$0.5

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

We have designated the interest rate swaps as cash flow hedges for accounting purposes. We account for these hedges in accordance with SFAS 133, and therefore defer in accumulated other comprehensive income (loss), a component of stockholder’s equity, the effective portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction.

Below are the notional transaction amounts and fair value for the Company’s outstanding derivatives at June 30, 2008. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

	June 30, 2008
	Notional Amount	Fair Value
Interest rate swaps	$250.0	$4.2

We recognized a pretax loss of $2.4 in earnings (interest expense) during the six months ended June 30, 2008, which was primarily due to the change in fair value of the interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2008, subsequent to qualification for hedge accounting treatment, amounted to $0.1 of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $4.2 at June 30, 2008, with $0.7 classified as other current assets and $3.5 classified as other noncurrent assets in the consolidated balance sheet.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

6. Other Assets

Other assets consist of the following:

	June 30, 2008	December 31, 2007
Deferred financing costs	$6.9	$7.9
Deferred debt offering costs	6.5	6.9
Deferred management fees	5.5	6.1
Noncurrent portion of interest rate swaps	3.5	—
Other	1.1	0.8

Total other assets	$23.5	$21.7

Aggregate amortization of debt issuance costs for the three and six months ended June 30, 2008 and 2007 was $0.7, $1.4, $0.7 and $1.3, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accrued salaries and employee benefits	$16.7	$15.2
Accrued income taxes	17.6	—
Accrued taxes, other than income	4.7	4.4
Accrued interest	4.3	4.7
Accrued insurance	5.7	5.1
Accrued audit and tax fees	2.0	0.6
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.4	0.5
Accrued management fees	5.2	6.6
Accrued Merger consideration—Predecessor common shares outstanding	8.1	8.1
Other	2.8	8.6

Total accrued liabilities	$68.0	$54.3

8. Debt

Debt consists of the following:

	June 30, 2008	December 31, 2007
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$361.5	$280.5
11 1 /8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	1.9	4.2

Total debt	644.1	565.4
Less—current portion of debt	1.6	2.3

Total long-term portion of debt	$642.5	$563.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The weighted average interest rates under the ABL facility for the three and six months ended June 30, 2008 and 2007 were 3.99%, 4.74%, 7.37% and 7.34%, respectively.

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

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0, which increased the total commitment from $525.0 to $625.0. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.3, and will be amortized over the existing term of the ABL facility.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of June 30, 2008, we had eligible collateral of $525.0, $361.5 in outstanding advances, $15.2 in open letters of credit and $148.3 of additional borrowing capacity.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate plus an applicable margin ranging between -0.25% and -0.50%, or LIBOR, at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate plus an applicable margin of 0.75%, or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ratio (the “FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of June 30, 2008, our FCCR was 2.33.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 5.00% and 2.78%, respectively, as of June 30, 2008.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of June 30, 2008.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $6.9 as of June 30, 2008, are included in other non-current assets.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $55.6 as of June 30, 2008. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2008.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $6.5 as of June 30, 2008, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 2.05% at June 30, 2008. The IRB is secured by

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of June 30, 2008.

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

The initial four interest payments on the 2007 Notes were paid solely in cash. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in Metals USA Holdings’ consolidated statements of cash flows in accordance with SFAS No. 95 “Statement of Cash Flows” (“SFAS 95”).

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008 (remaining six months)	$13.4	$7.3
2009	$26.7	$28.9
2010	$28.5	$30.8
2011	$31.5	$33.8
2012	$24.7	$26.3

Flag Intermediate provided funds to Metals USA Holdings to fund the initial four quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, and April 1, 2008, and July 1, 2008, and which totaled $7.7, $8.4, $8.1, and $6.5, respectively. Flag Intermediate expects to provide

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

funds to Metals USA Holdings to fund the next quarterly interest payment on the 2007 Notes with a payment solely in cash in the amount of $6.7 due on October 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $55.6 under the indenture governing the Metals USA Notes and $105.6 under the loan and security agreement governing the ABL facility as of June 30, 2008.

From time to time, depending upon market, pricing and other conditions, as well on its cash balances and liquidity, Metals USA Holdings may seek to repurchase a portion of the 2007 Notes in the market. Our affiliates, which include which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, from time to time and depending upon market, pricing and other conditions, have purchased and may in the future purchase or sell a portion of the 2007 Notes in the market. Any such future purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. As of June 30, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4, $90.9 of which were held by Apollo, with the remainder held by the executive officers referred to above.

On February 26, 2008, Metals USA Holdings exchanged $216.0 aggregate principal amount of the $300.0 aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

9. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at June 30, 2008, and are owned by Metals USA Holdings.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

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

10. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock and Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.1, $0.2, $0.2 and $3.3 were recorded as stock-based employee compensation during the three and six months ended June 30, 2008 and 2007, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Deferred Compensation Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.2, $0.4, $0.1 and $0.4 were recorded as deferred compensation during the three and six months ended June 30, 2008 and 2007, respectively.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

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

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of June 30, 2008:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following is a summary of stock option activity for Tranche A options for the six-month period ended June 30, 2008:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.58	$4.00		595,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, June 30, 2008	$6.58	$4.00	7.5	595,630

Vested and Exercisable as of:
June 30, 2008		$4.00	7.5	334,254

A summary of nonvested Tranche A stock options for the six-month period ended June 30, 2008, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2007	$6.58	265,455
Granted	—	—
Vested	6.58	(4,079)
Exercised	—	—
Canceled or expired	—	—

Nonvested at June 30, 2008	$6.58	261,376

As of June 30, 2008, there was $1.1 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 2.4 years.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of June 30, 2008:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following is a summary of stock option activity for Tranche B options for the six-month period ended June 30, 2008:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, June 30, 2008	$6.92	$4.00	7.4	395,631

Vested and Exercisable as of:
June 30, 2008		$4.00	7.4	395,631

All Tranche B stock options outstanding for the six-month period ended June 30, 2008 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the six-month period ending June 30, 2008, there were no shares of nonvested restricted stock outstanding.

11. Income Taxes

As of June 30, 2008, our unrecognized tax benefits totaled $7.3, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.9 for the six months ended June 30, 2008.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2008, the liability for uncertain income taxes includes interest and penalties of $1.5, of which $0.1 and $0.4 is included in our statement of operations and impacted the Company’s effective income tax rate for the three and six months ended June 30, 2008.

We expect total unrecognized tax benefits to decrease by $1.0 to $1.5 over the next twelve months due to the expiration of the statute of limitation for a filing position.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

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

	Three Months Ended June 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2008:
Net sales	$325.6	$234.5	$36.4	$(3.4)	$593.1
Operating income (loss)	64.2	29.2	(2.5)	(7.5)	83.4
Capital expenditures	1.2	0.6	0.3	—	2.1
Depreciation and amortization(1)	2.2	1.9	0.5	1.2	5.8
2007:
Net sales	$226.4	$213.0	$45.0	$(3.5)	$480.9
Operating income (loss)	27.0	16.5	3.2	(7.3)	39.4
Capital expenditures	4.1	0.9	0.4	0.1	5.5
Depreciation and amortization(1)	2.2	0.9	0.6	1.8	5.5

	Six Months Ended June 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2008:
Net sales	$575.2	$450.5	$62.5	$(6.1)	$1,082.1
Operating income (loss)	92.6	44.1	(8.2)	(13.9)	114.6
Capital expenditures	3.3	0.9	0.6	0.1	4.9
Depreciation and amortization(1)	4.6	3.7	1.8	2.3	12.4
2007:
Net sales	$447.4	$424.5	$79.3	$(7.7)	$943.5
Operating income (loss)	50.5	30.4	1.3	(17.3)	64.9
Capital expenditures	8.2	1.5	1.0	0.3	11.0
Depreciation and amortization(1)	4.5	1.8	1.1	3.6	11.0

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

	June 30, 2008	December 31, 2007
Total Assets:
Plates and Shapes	$586.1	$449.1
Flat Rolled and Non-Ferrous	382.7	330.3
Building Products	78.3	80.7
Corporate and Other	87.8	91.0

Consolidated	$1,134.9	$951.1

Goodwill:
Plates and Shapes	$15.9	$16.4
Flat Rolled and Non-Ferrous	20.5	20.9
Building Products	2.4	2.4
Corporate and Other	20.0	20.5

Consolidated	$58.8	$60.2

Goodwill was reduced by $0.5 for each of our Plates and Shapes and Corporate segments during the six months ended June 30, 2008 in connection with the recognition of tax benefits. Goodwill for our Flat Rolled and Non-Ferrous segment was reduced $0.4 during the six months ended June 30, 2008 in connection with the completion of the valuation of tangible assets related to the Lynch Metals acquisition.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. During the first six months of 2008, we closed five sales centers (Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida, Harrisburg, Pennsylvania and Corona, California), in addition to our Houston, Texas manufacturing facility. In connection with these initiatives, we recorded charges to operating costs of $2.8 and $5.4 during the three and six months ended June 30, 2008, respectively, $0.7 of which was accelerated depreciation related to leasehold improvements on our Houston, Texas manufacturing facility, and the remaining $4.7 of which was primarily facility closure and other related charges. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of June 30, 2008 include our Houston, Texas, Building Products manufacturing facility and one facility within our metals service center business that was closed during the first quarter of 2007. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at June 30, 2008 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $9.4 (total letters of credit of $15.2 at June 30, 2008). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Dividends Relating to 2007 Notes

See Note 8 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity.

14. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three and six month periods ended June 30, 2008 and 2007, amortization of deferred management fees was $0.3, $0.6, $0.3 and $0.6, respectively, with $0.1, $0.2, $0.1 and $0.2 recorded as interest expense and $0.2, $0.4, $0.2 and $0.4 recorded as administrative expense , respectively, during the periods.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. In connection with the issuance of the 2006 Notes, Apollo was paid a fee of $1.5. Apollo elected to waive transaction fees of $3.0 payable in connection with the issuance of the 2007 Notes and $1.0 payable in connection with the exercise of the option to increase the Tranche A Commitments under the ABL facility in July 2008.

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

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, from time to time and depending upon market, pricing and other conditions, have purchased and may in the future purchase or sell a portion of the 2007 Notes (see Note 8) in the market. Any such future purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. As of June 30, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4, $90.9 of which were held by Apollo, with the remainder held by the executive officers referred to above.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$44.4	$14.7	$54.0	$21.3
Other comprehensive income:
Foreign currency translation adjustments	0.1	0.5	(0.1)	0.8
Unrealized gains (losses) on derivatives	3.7	—	4.1	—
Unrealized gains (losses) on investment securities	—	—	(0.1)	—

Total comprehensive income	$48.2	$15.2	$57.9	$22.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of June 30, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$16.9	$1.1	$0.1	$—	$18.1
Accounts receivable	—	—	271.6	2.0	—	273.6
Inventories	—	—	517.1	0.8	—	517.9
Deferred tax asset	—	20.0	—	—	—	20.0
Prepayments and other	—	2.3	5.5	0.1	—	7.9

Total current assets	—	39.2	795.3	3.0	—	837.5
Property and equipment, net	—	1.7	186.6	2.8	—	191.1
Assets held for sale, net	—	—	5.3	—	—	5.3
Intangible assets, net	—	4.1	13.0	1.6	—	18.7
Goodwill	—	20.1	36.3	2.4	—	58.8
Investment in subsidiaries, net	220.9	885.1	—	—	(1,106.0)	—
Other assets, net	—	23.3	0.2	—	—	23.5

Total assets	$220.9	$973.5	$1,036.7	$9.8	$(1,106.0)	$1,134.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$117.3	$0.4	$—	$118.9
Accrued liabilities	—	46.3	21.4	0.3	—	68.0
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	47.5	140.3	0.7	—	188.5
Long-term debt, less current portion	—	636.5	6.0	—	—	642.5
Deferred income tax liability	—	62.0	—	—	—	62.0
Intercompany payable (receivable)	—	(5.5)	(39.4)	44.9	—	—
Other long-term liabilities	—	12.1	8.8	0.1	—	21.0

Total liabilities	—	752.6	115.7	45.7	—	914.0

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2008	—	—	—	—	—	—
Additional paid-in capital	126.7	126.7	705.7	23.1	(855.5)	126.7
Retained earnings	89.6	89.6	215.3	(60.0)	(244.9)	89.6
Accumulated other comprehensive income (loss)	4.6	4.6	—	1.0	(5.6)	4.6

Total stockholder’s equity	220.9	220.9	921.0	(35.9)	(1,106.0)	220.9

Total liabilities and stockholder’s equity	$220.9	$973.5	$1,036.7	$9.8	$(1,106.0)	$1,134.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

As of December 31, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.7	$2.7	$0.2	$—	$13.6
Accounts receivable	0.1	6.9	185.2	1.1	—	193.3
Inventories	—	—	408.5	1.3	—	409.8
Deferred tax asset	—	19.7	—	—	—	19.7
Prepayments and other	—	4.5	2.8	0.1	—	7.4

Total current assets	0.1	41.8	599.2	2.7	—	643.8
Property and equipment, net	—	2.1	197.2	2.8	—	202.1
Intangible assets, net	—	6.0	15.5	1.8	—	23.3
Goodwill	—	20.5	37.3	2.4	—	60.2
Investment in subsidiaries, net	167.6	802.3	—	—	(969.9)	—
Other assets, net	—	21.6	0.1	—	—	21.7

Total assets	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$73.9	$0.2	$—	$75.3
Accrued liabilities	0.1	28.9	25.1	0.2	—	54.3
Current portion of long-term debt	—	—	2.3	—	—	2.3

Total current liabilities	0.1	30.1	101.3	0.4	—	131.9
Long-term debt, less current portion	—	555.5	7.6	—	—	563.1
Deferred income tax liability	—	67.4	—	—	—	67.4
Intercompany payable (receivable)	—	61.3	(105.3)	44.0	—	—
Other long-term liabilities	—	12.4	8.6	0.1	—	21.1

Total liabilities	0.1	726.7	12.2	44.5	—	783.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2007	—	—	—	—	—	—
Additional paid-in capital	121.3	121.3	705.7	23.1	(850.1)	121.3
Retained earnings	45.6	45.6	131.4	(59.0)	(118.0)	45.6
Accumulated other comprehensive loss	0.7	0.7	—	1.1	(1.8)	0.7

Total stockholder’s equity	167.6	167.6	837.1	(34.8)	(969.9)	167.6

Total liabilities and stockholder’s equity	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Three Months Ended June 30, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$591.0	$2.1	$—	$593.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	421.4	1.5	—	422.9
Operating and delivery	—	—	49.3	0.2	—	49.5
Selling, general and administrative	—	1.0	32.2	0.2	—	33.4
Depreciation and amortization	—	1.1	4.2	0.1	—	5.4
(Gain) loss on sale of property and equipment	—	—	(1.5)	—	—	(1.5)

Operating income (loss)	—	(2.1)	85.4	0.1	—	83.4
Other (income) expense:
Interest expense	—	12.2	0.2	—	—	12.4
Intercompany charges	—	(16.9)	16.7	0.2	—	—
Equity in earnings of subsidiaries	(44.4)	(68.3)	—	—	112.7	—
Other (income) expense, net	—	—	0.1	—	—	0.1

Income (loss) before income taxes	44.4	70.9	68.4	(0.1)	(112.7)	70.9
Provision for income taxes	—	26.5	—	—	—	26.5

Net income (loss)	$44.4	$44.4	$68.4	$(0.1)	$(112.7)	$44.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Three Months Ended June 30, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$478.8	$2.1	$—	$480.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	362.6	1.3	—	363.9
Operating and delivery	—	—	44.5	0.2	—	44.7
Selling, general and administrative	—	1.1	26.6	0.1	—	27.8
Depreciation and amortization	—	1.6	3.4	0.1	—	5.1

Operating income (loss)	—	(2.7)	41.7	0.4	—	39.4
Other (income) expense:
Interest expense	—	14.7	0.1	—	—	14.8
Intercompany charges	—	(22.8)	23.2	(0.4)	—	—
Equity in earnings of subsidiaries	(14.7)	(19.2)	—	—	33.9	—
Other (income) expense, net	—	—	(0.1)	0.1	—	—

Income (loss) before income taxes	14.7	24.6	18.5	0.7	(33.9)	24.6
Provision for income taxes	—	9.9	—	—	—	9.9

Net income (loss)	$14.7	$14.7	$18.5	$0.7	$(33.9)	$14.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Six Months Ended June 30, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,079.5	$2.6	$—	$1,082.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	797.5	2.0	—	799.5
Operating and delivery	—	0.1	95.4	0.5	—	96.0
Selling, general and administrative	—	1.7	60.6	0.3	—	62.6
Depreciation and amortization	—	2.3	8.3	0.3	—	10.9
(Gain) loss on sale of property and equipment	—	—	(1.5)	—	—	(1.5)

Operating income (loss)	—	(4.1)	119.2	(0.5)	—	114.6
Other (income) expense:
Interest expense	—	27.8	0.2	—	—	28.0
Intercompany charges	—	(39.2)	38.7	0.5	—	—
Equity in earnings of subsidiaries	(54.0)	(79.3)	—	—	133.3	—

Income (loss) before income taxes	54.0	86.6	80.3	(1.0)	(133.3)	86.6
Provision (benefit) for income taxes	—	32.6	—	—	—	32.6

Net income (loss)	$54.0	$54.0	$80.3	$(1.0)	$(133.3)	$54.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Six Months Ended June 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$939.5	$4.0	$—	$943.5
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	717.4	2.6	—	720.0
Operating and delivery	—	—	89.4	0.5	—	89.9
Selling, general and administrative	—	2.0	55.9	0.3	—	58.2
Impairment of property and equipment	—	—	0.2	—	—	0.2
Depreciation and amortization	—	3.2	6.8	0.3	—	10.3

Operating income (loss)	—	(5.2)	69.8	0.3	—	64.9
Other (income) expense:
Interest expense	—	29.3	0.2	—	—	29.5
Intercompany charges	—	(45.1)	45.0	0.1	—	—
Equity in earnings of subsidiaries	(21.3)	(24.8)	—	—	46.1	—
Other (income) expense, net	—	—	(0.1)	0.1	—	—

Income (loss) before income taxes	21.3	35.4	24.7	0.1	(46.1)	35.4
Provision (benefit) for income taxes	—	14.1	—	—	—	14.1

Net income (loss)	$21.3	$21.3	$24.7	$0.1	$(46.1)	$21.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Six Months Ended June 30, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10.0	$1.5	$(64.0)	$(1.0)	$(10.0)	$(63.5)

Cash flows from investing activities:
Sale of assets	—	—	4.3	—	—	4.3
Purchase of assets	—	—	(4.9)	—	—	(4.9)

Net cash used in investing activities	—	—	(0.6)	—	—	(0.6)

Cash flows from financing activities:
Borrowings on the ABL	—	550.5	—	—	—	550.5
Repayments on the ABL	—	(469.5)	—	—	—	(469.5)
Repayments on long-term debt	—	(1.5)	(0.8)	—	—	(2.3)
Deferred financing costs and other	—	(0.1)	—	—	—	(0.1)
Net change in intercompany balances	—	(64.7)	63.8	0.9		—
Dividends paid	(10.0)	(10.0)	—	—	10.0	(10.0)

Net cash provided by (used) in financing activities	(10.0)	4.7	63.0	0.9	10.0	68.6

Net increase (decrease) in cash	—	6.2	(1.6)	(0.1)	—	4.5
Cash, beginning of period	—	10.7	2.7	0.2	—	13.6

Cash, end of period	$—	$16.9	$1.1	$0.1	$—	$18.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Six Months Ended June 30, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12.8	$10.1	$28.6	$(0.7)	$(12.8)	$38.0

Cash flows from investing activities:
Sales of assets	—	—	1.1	—	—	1.1
Purchase of assets	—	—	(11.0)	—	—	(11.0)

Net cash used in investing activities	—	—	(9.9)	—	—	(9.9)

Cash flows from financing activities:
Borrowings on the ABL	—	220.0	—	—	—	220.0
Repayments on the ABL	—	(229.0)	—	—	—	(229.0)
Repayments on long-term debt	—	(0.2)	(0.1)	—	—	(0.3)
Deferred financing costs and other	—	(2.6)	—	—	—	(2.6)
Dividends paid	(12.8)	(12.8)	—	—	12.8	(12.8)
Net change in intercompany balances	—	17.8	(18.9)	1.1		—

Net cash provided by (used) in financing activities	(12.8)	(6.8)	(19.0)	1.1	12.8	(24.7)

Net increase (decrease) in cash	—	3.3	(0.3)	0.4	—	3.4
Cash, beginning of period	—	10.9	3.1	0.2	—	14.2

Cash, end of period	$—	$14.2	$2.8	$0.6	$—	$17.6

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4 million, $4.2 million and $1.8 million, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3 million. In connection with the completion of the valuation of property and equipment in the second quarter of 2008, $0.4 million was reclassified from goodwill to property and equipment. The results of operations for the Lynch Metals acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

Lynch Metals is a value-added metal service center that focuses on specialty aluminum, with locations in New Jersey and California. Lynch Metals uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. This acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch Metals’ product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch Metals’ non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch Metals’ geographic base.

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

Cost of sales—Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups follow the normal industry practice which classifies within cost of sales the underlying commodity cost of metal purchased in mill form, and the cost of inbound freight charges, together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled and Non-Ferrous Groups. Cost of sales for our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

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

Industry Trends

Metals Service Centers

The metals production and distribution industries have experienced unprecedented revenue and profit expansion over the last five years. Global demand for steel and other metals has grown at an extraordinary pace driven largely by new but sustainable market development in China, Brazil, Russia, and India as well as Europe in general. Over the last 5 years global demand has increased approximately 9% per year, on average. This demand growth is expected to continue, and according to the International Iron and Steel Institute, 2008 global steel consumption is expected to increase approximately 7% from 2007 and 2009 consumption is projected to increase approximately 6% from 2008 levels.

Demand growth has outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation. Three producers supply approximately 75% of the global merchant iron ore market and the majority of this material is sold via annual supply contracts. Contract prices in 2008 were established at rates 71% higher than those set for 2007. In fact, over the last six years, the annual contract price for iron ore has increased by approximately 35% per year. Iron ore production has not kept pace with new steel capacity expansions over the last several years. As a result, global supplies were tight throughout 2007 and spot market purchases were transacted at prices substantially higher than established contract prices. In similar fashion, metallurgical coal and coke prices have also been increasing dramatically. Global coking coal prices are up more than 200% in 2008 when compared to prices transacted in 2007. Scrap, the primary metallic input for mini-mills, has experienced rapid and volatile price increases in recent years. Compounding scrap availability is that domestic scrap generation has declined as a direct result of lower production volumes from traditional steel consumers such as the automotive industry and durable goods manufacturers. As of the end of June 2008, prices for #1 heavy melt scrap were up approximately 100% when compared to June 2007.

Over the past several years, there has been significant consolidation among the major domestic metals producers. The top three steel producers now control over 50% of domestic steel production, which has created a metals pricing environment characterized by a more disciplined approach to production and pricing. Mill consolidation has provided mills with a better ability to modify capacity utilization which keeps available supply in balance with demand. Mills today are much more focused on profitability and have generally refused to absorb cost escalations, preferring instead to pass cost increases on to buyers.

Historically, steel in the domestic economy is in a constant state of deficit. The U.S. consumes approximately 130 million tons of steel annually, and can produce approximately 110 million tons. Imported steel has traditionally filled the gap. However, given the circumstances of a weak U.S. dollar, higher prices in alternative, non-U.S. markets, and the increase in global demand, traditional imports are being redirected to non-U.S. markets. To compound domestic market supply/demand imbalance, domestic mills have identified, and taken advantage of, the opportunity a weak U.S. dollar has given them for exporting production that would normally remain in the domestic market.

As a result of these industry wide, global pressures, steel prices have been rising consistently since 2004. Prices over the last two quarters have increased approximately 100%. Historically our margins earned over the price of metal have increased during periods of rising steel prices, and we expect this trend to continue.

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

We have implemented certain initiatives in response to the downturn in the housing and residential remodeling markets primarily directed at systematic cost reduction and reducing manufacturing capacity to better match the addressable market. During 2007 we closed three sales centers and announced the future closure of four sales center locations as well as our manufacturing facility in Houston Texas. Consequently, production volumes were re-allocated to our Groveland, Florida and Buena Park, California manufacturing facilities. All closures were completed by April 2008. We continue to evaluate various alternative strategies for our building products business.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and remodeling expenditures due to such factors could continue to significantly reduce the segment’s performance.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potential material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

Accounts Receivable—We generally recognize revenue as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for a substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended June 30, 2008 Compared to June 30, 2007

	2008	%	2007	%
	(In millions, except percentages)
Net sales	$593.1	100.0%	$480.9	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	422.9	71.3%	363.9	75.7%
Operating and delivery	49.5	8.3%	44.7	9.3%
Selling, general and administrative	33.4	5.6%	27.8	5.8%
Depreciation and amortization	5.4	0.9%	5.1	1.1%
Gain on sale of property and equipment	(1.5)	-0.3%	—	0.0%

Operating income	83.4	14.1%	39.4	8.2%
Interest expense	12.4	2.1%	14.8	3.1%
Other (income) expense, net	0.1	0.0%	—	0.0%

Income before income taxes	$70.9	12.0%	$24.6	5.1%

Net sales. Net sales increased $112.2 million, or 23.3%, from $480.9 million for the three months ended June 30, 2007 to $593.1 million for the three months ended June 30, 2008. The Lynch Metals acquisition, which closed on July 2, 2007, contributed $8.4 million of net sales for the three months ended June 30, 2008 compared to the same period of 2007. The remaining net sales increase of $103.8 million was primarily attributable to a 12.9% increase in average realized prices, in addition to an 11.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease for our Building Products Group of $8.6 million.

Cost of sales. Cost of sales increased $59.0 million, or 16.2%, from $363.9 million for the three months ended June 30, 2007, to $422.9 million for the three months ended June 30, 2008. The acquisition of Lynch Metals contributed $5.2 million of additional cost of sales for the period. The remaining increase of $53.8 million was primarily attributable to a 4.9% increase in the average cost per ton, in addition to an 11.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a $2.5 million decrease in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales decreased from 75.7% for the second quarter of 2007 to 71.3% for the second quarter of 2008 as sales prices increased faster than the corresponding cost of material sold.

Operating and delivery. Operating and delivery expenses increased $4.8 million, or 10.7%, from $44.7 million for the three months ended June 30, 2007 to $49.5 million for the three months ended June 30, 2008. The Lynch Metals acquisition accounted for $0.4 million of incremental operating and delivery costs during the period. Higher variable costs of $4.4 million associated with increased shipments also contributed to the period-over-period increase. As a percentage of net sales, operating and delivery expenses decreased from 9.3% for the three months ended June 30, 2007 to 8.3% for the three months ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expenses increased $5.6 million, or 20.1%, from $27.8 million for the three months ended June 30, 2007 to $33.4 million for the three months ended June 30, 2008. The Lynch Metals acquisition accounted for $1.0 million of increased selling, general and administrative expenses during the period. Higher variable costs of $4.6 million primarily associated with increased incentive compensation also contributed to the period-over-period increase. As a percentage of net sales, selling, general and administrative expenses decreased from 5.8% for the three months ended June 30, 2007 to 5.6% for the three months ended June 30, 2008.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 5.9%, from $5.1 million for the three months ended June 30, 2007 to $5.4 million for the three months ended June 30, 2008. The acquisition of Lynch Metals accounted for an increase of $0.9 million for the period, due primarily to the amortization of customer list intangible assets associated with the Lynch Metals acquisition. This increase was partially offset by a decrease of $0.6 million for the period, which resulted primarily from lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $44.0 million, or 111.7%, from $39.4 million for the three months ended June 30, 2007 to $83.4 million for the three months ended June 30, 2008. The Lynch Metals acquisition contributed $0.9 million of additional operating income for the period. The remaining increase of $43.1 million was primarily a result of the increase in net sales offset in part by a $5.7 million increase in the operating loss attributable to our Building Products segment. As a percentage of net sales, operating income increased from 8.2% for the three months ended June 30, 2007 to 14.1% for the three months ended June 30, 2008.

Interest expense. Interest expense decreased $2.4 million, or 16.2%, from $14.8 million for the three months ended June 30, 2007 to $12.4 million for the three months ended June 30, 2008. This decrease was primarily a function of lower interest rates for the quarter ended June 30, 2008, partially offset by higher average borrowings on our ABL facility. While the weighted average outstanding balance on our ABL facility increased $25.9 million for the three months ended June 30, 2008 versus the same period of 2007, the weighted average interest rate decreased from 7.37% for the three months ended June 30, 2007 to 3.99% for the three months ended June 30, 2008.

Consolidated Results—Six Months Ended June 30, 2008 Compared to June 30, 2007

	2008	%	2007	%
	(In millions, except percentages)
Net sales	$1,082.1	100.0%	$943.5	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	799.5	73.9%	720.0	76.3%
Operating and delivery	96.0	8.9%	89.9	9.5%
Selling, general and administrative	62.6	5.8%	58.2	6.2%
Depreciation and amortization	10.9	1.0%	10.3	1.1%
Gain on sale of property and equipment	(1.5)	-0.1%	—	0.0%
Impairment of property and equipment	—	0.0%	0.2	0.0%

Operating income	114.6	10.6%	64.9	6.9%
Interest expense	28.0	2.6%	29.5	3.1%

Income before income taxes	$86.6	8.0%	$35.4	3.8%

Net sales. Net sales increased $138.6 million, or 14.7%, from $943.5 million for the six months ended June 30, 2007 to $1,082.1 million for the six months ended June 30, 2008. The Lynch Metals acquisition accounted for $18.1 million of increased sales for the period. The remaining increase of $120.5 million was primarily attributable to an 8.8% increase in average realized prices and a 6.5% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups partially offset by a net sales decrease of $16.8 million for our Building Products Group.

Cost of sales. Cost of sales increased $79.5 million, or 11.0%, from $720.0 million for the six months ended June 30, 2007, to $799.5 million for the six months ended June 30, 2008. The Lynch Metals acquisition accounted for $11.2 million of additional cost of sales for the period. The remaining increase of $68.3 million was primarily attributable to a 4.4% increase in the average cost per ton and a 6.5% increase in volumes for our

Flat Rolled and Non-Ferrous and Plates and Shapes Groups partially offset by a decrease of $6.4 million in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales decreased from 76.3% for the six months ended June 30, 2007 to 73.9% for the same period in 2008.

Operating and delivery. Operating and delivery expenses increased $6.1 million, or 6.8%, from $89.9 million for the six months ended June 30, 2007 to $96.0 million for the six months ended June 30, 2008. The acquisition of Lynch Metals accounted for $0.7 million of additional operating and delivery expenses for the period. Higher variable costs of $5.4 million associated with increased shipments also contributed to the period-over-period increase. As a percentage of net sales, operating and delivery expenses decreased from 9.5% for the six months ended June 30, 2007 to 8.9% for the six months ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expenses increased $4.4 million, or 7.6%, from $58.2 million for the six months ended June 30, 2007 to $62.6 million for the six months ended June 30, 2008. The Lynch Metals acquisition accounted for $1.8 million of the increase while increased incentive compensation accounted for an additional $3.5 million of the increased selling, general and administrative expenses for the period. These increases were partially offset by a decrease in stock-based compensation expense of $3.0 million, an amount which was recognized in the first quarter of 2007 due to the accelerated vesting of stock options in connection with the January 2007 Dividend. As a percentage of net sales, selling, general and administrative expenses decreased from 6.2% for the six months ended June 30, 2007 to 5.8% for the six months ended June 30, 2008.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 5.8%, from $10.3 million for the six months ended June 30, 2007 to $10.9 million for the six months ended June 30, 2008. The Lynch Metals acquisition accounted for $1.7 million of additional depreciation and amortization for the period. This increase was partially offset by a decrease of $1.1 million for the period, which resulted primarily from lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $49.7 million, or 76.6%, from $64.9 million for the six months ended June 30, 2007 to $114.6 million for the six months ended June 30, 2008. The Lynch Metals acquisition contributed $2.7 million of operating income for the period. The remaining increase of $47.0 million resulted primarily from the increased net sales during the current period. As a percentage of net sales, operating income increased from 6.9% for the six months ended June 30, 2007 to 10.6% for the six months ended June 30, 2008.

Interest expense. Interest expense decreased $1.5 million, or 5.1%, from $29.5 million for the six months ended June 30, 2007 to $28.0 million for the six months ended June 30, 2008. This decrease was primarily a function of lower interest rates for the six months ended June 30, 2008, partially offset by higher average borrowings on our ABL facility. While the weighted average outstanding balance on our ABL facility increased $6.6 million for the six months ended June 30, 2008 versus the same period of 2007, the weighted average interest rate decreased from 7.34% for the six months ended June 30, 2007 to 4.74% for the six months ended June 30, 2008.

Segment Results—Three Months Ended June 30, 2008 Compared to June 30, 2007

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
	(in millions, except tonnage)
2008:
Plates and Shapes	$325.6	$261.4	$64.2	$1.2	240
Flat Rolled and Non-Ferrous	234.5	205.3	29.2	0.6	164
Building Products	36.4	38.9	(2.5)	0.3	—
Corporate and other	(3.4)	4.1	(7.5)	—	(3)

Total	$593.1	$509.7	$83.4	$2.1	401

2007:
Plates and Shapes	$226.4	$199.4	$27.0	$4.1	207
Flat Rolled and Non-Ferrous	213.0	196.5	16.5	0.9	155
Building Products	45.0	41.8	3.2	0.4	—
Corporate and other	(3.5)	3.8	(7.3)	0.1	(3)

Total	$480.9	$441.5	$39.4	$5.5	359

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $99.2 million, or 43.8%, from $226.4 million for the three months ended June 30, 2007 to $325.6 million for the three months ended June 30, 2008. The increase was primarily attributable to a 24.0% increase in average realized prices, in addition to a 15.9% increase in shipments for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Operating costs and expenses increased $62.0 million, or 31.1%, from $199.4 million for the three months ended June 30, 2007 to $261.4 million for the three months ended June 30, 2008. The increase was primarily attributable to a 14.8% increase in the average cost per ton, in addition to a 15.9% increase in shipments for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Operating income increased by $37.2 million, or 137.8%, from $27.0 million for the three months ended June 30, 2007 to $64.2 million for the three months ended June 30, 2008. The increase primarily resulted from higher net sales which were driven by an increase in average realized prices, in addition to increased shipments, as discussed above. Operating income as a percentage of net sales increased from 11.9% for the three months ended June 30, 2007 to 19.7% for the three months ended June 30, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $21.5 million, or 10.1%, from $213.0 million for the three months ended June 30, 2007 to $234.5 million for the three months ended June 30, 2008. The Lynch Metals acquisition contributed $8.4 million of net sales for the quarter ended June 30, 2008. The remainder of the increase was primarily attributable to a 0.9% increase in average realized prices, in addition to a 5.2% increase in shipments for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Sales of non-ferrous metals accounted for 42.1% of the segment’s sales product mix for the second quarter of 2008, compared to 49.7% for the second quarter of 2007.

Operating costs and expenses increased $8.8 million, or 4.5%, from $196.5 million for the three months ended June 30, 2007 to $205.3 million for the three months ended June 30, 2008. The Lynch Metals acquisition added $7.5 million of operating costs and expenses for the second quarter of 2008. The remaining increase was primarily attributable to an increase in volumes of 5.2%, partially offset by a decrease in the average cost per ton of 3.7% and a gain on the sale of property and equipment of $1.5 million. Operating costs and expenses as a percentage of net sales decreased from 92.3% for the three months ended June 30, 2007 to 87.5% for the three months ended June 30, 2008.

Operating income increased by $12.7 million, or 77.0%, from $16.5 million for the three months ended June 30, 2007 to $29.2 million for the three months ended June 30, 2008. The Lynch Metals acquisition accounted for $0.9 million of operating income for the second quarter of 2008. The remaining increase of $11.8 million was primarily attributable to the increase in sales volumes and the decrease in the average cost per ton, as discussed above. Operating income as a percentage of net sales increased from 7.7% for the three months ended June 30, 2007 to 12.5% for the three months ended June 30, 2008.

Building Products. Net sales decreased $8.6 million, or 19.1%, from $45.0 million for the three months ended June 30, 2007 to $36.4 million for the three months ended June 30, 2008. The sales decrease was driven by lower sales of existing homes and lower housing starts, both of which impact residential remodeling activity. Consumer spending on residential remodeling has decreased dramatically due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to continued softness in the residential remodeling market and negative growth in our Building Products Group.

Operating costs and expenses decreased $2.9 million, or 6.9%, from $41.8 million for the three months ended June 30, 2007 to $38.9 million for the three months ended June 30, 2008. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand. Despite the decrease in sales volume, operating costs and expenses as a percentage of net sales increased from 92.9% for the three months ended June 30, 2007 to 106.9% for the three months ended June 30, 2008. The increase in operating costs as a percentage of net sales is due in part to $2.8 million of additional costs incurred during the second quarter of 2008 related to the closure of underperforming sales center locations and the discontinuance of certain product lines, as management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn.

Operating income (loss) decreased by $5.7 million, or 178.1%, from operating income of $3.2 million for the three months ended June 30, 2007 to an operating loss of $(2.5) million for the three months ended June 30, 2008. The decrease was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating income (loss) as a percentage of net sales decreased from 7.1% for the three months ended June 30, 2007 to (6.9)% for the three months ended June 30, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $0.2 million, or 2.7%, from $7.3 million for the three months ended June 30, 2007 to $7.5 million for the three months ended June 30, 2008.

Segment Results—Six Months Ended June 30, 2008 Compared to June 30, 2007

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2008:
Plates and Shapes	$575.2	$482.6	$92.6	$3.3	460
Flat Rolled and Non-Ferrous	450.5	406.4	44.1	0.9	332
Building Products	62.5	70.7	(8.2)	0.6	—
Corporate and other	(6.1)	7.8	(13.9)	0.1	(5)

Total	$1,082.1	$967.5	$114.6	$4.9	787

2007:
Plates and Shapes	$447.4	$396.9	$50.5	$8.2	419
Flat Rolled and Non-Ferrous	424.5	394.1	30.4	1.5	323
Building Products	79.3	78.0	1.3	1.0	—
Corporate and other	(7.7)	9.6	(17.3)	0.3	(6)

Total	$943.5	$878.6	$64.9	$11.0	736

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $127.8 million, or 28.6%, from $447.4 million for the six months ended June 30, 2007 to $575.2 million for the six months ended June 30, 2008. The increase was primarily attributable to a 17.1% increase in average realized prices, in addition to a 9.8% increase in shipments for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Operating costs and expenses increased $85.7 million, or 21.6%, from $396.9 million for the six months ended June 30, 2007 to $482.6 million for the six months ended June 30, 2008. The increase was primarily attributable to a 12.2% increase in the average cost per ton, in addition to a 9.8% increase in shipments for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 88.7% for the six months ended June 30, 2007 to 83.9% for the six months ended June 30, 2008.

Operating income increased by $42.1 million, or 83.4%, from $50.5 million for the six months ended June 30, 2007 to $92.6 million for the six months ended June 30, 2008. The increase was primarily attributable to the increase in net sales and the decrease in operating costs and expenses as a percentage of net sales, as discussed above. Operating income as a percentage of net sales increased from 11.3 % for the six months ended June 30, 2007 to 16.1% for the six months ended June 30, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $26.0 million, or 6.1%, from $424.5 million for the six months ended June 30, 2007 to $450.5 million for the six months ended June 30, 2008. The Lynch Metals acquisition contributed $18.1 million of additional net sales for the six month period ended June 30, 2008. The remaining increase was primarily due to a 1.9% increase in shipments for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as pricing was consistent between the respective periods. Sales of non-ferrous metals accounted for 44.0% of the segment’s sales product mix for the six months ended June 30, 2008, compared to 47.0% for the same period of 2007.

Operating costs and expenses increased $12.3 million, or 3.1%, from $394.1 million for the six months ended June 30, 2007 to $406.4 million for the six months ended June 30, 2008. The acquisition of Lynch Metals accounted for $15.4 million of additional operating costs and expenses for the six months ended June 30, 2008. This increase, in addition to an increase in shipments of 1.9%, was partially offset by a decrease in the cost of raw materials of 2.4% and a gain on the sale of property and equipment of $1.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 92.8% for the six months ended June 30, 2007 to 90.2% for the six months ended June 30, 2008.

Operating income increased by $13.7 million, or 45.1%, from $30.4 million for the six months ended June 30, 2007 to $44.1 million for the six months ended June 30, 2008. The Lynch Metals acquisition contributed $2.7 million of operating income for the six months ended June 30, 2008. The balance of the increase was primarily attributable to the increase in net sales discussed above and the decrease in the average cost of raw materials, as discussed above. Operating income as a percentage of net sales increased from 7.2% for the six months ended June 30, 2007 to 9.8% for the six months ended June 30, 2008.

Building Products. Net sales decreased $16.8 million, or 21.2%, from $79.3 million for the six months ended June 30, 2007 to $62.5 million for the six months ended June 30, 2008. The softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $7.3 million, or 9.4%, from $78.0 million for the six months ended June 30, 2007 to $70.7 million for the six months ended June 30, 2008. The decrease was due to lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. Despite the decrease in sales volumes, operating costs and expenses as a percentage of net sales increased from 98.4% for the six months ended June 30, 2007 to 113.1% for the six months ended June 30, 2008. The increase in operating costs as a percentage of net sales is due in part to $5.4 million of additional costs incurred during the first six months of 2008 related to the closure of underperforming sales center locations and the discontinuance of certain product lines, as management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn.

Operating income (loss) decreased by $9.5 million, or 730.8%, from income of $1.3 million for the six months ended June 30, 2007 to a loss of $(8.2) million for the six months ended June 30, 2008. The decrease was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating income (loss) as a percentage of net sales decreased from 1.6% for the six months ended June 30, 2007 to (13.1)% for the six months ended June 30, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $3.4 million, or 19.7%, from $17.3 million for the six months ended June 30, 2007 to $13.9 million for the six months ended June 30, 2008. This decrease was primarily attributable to $3.0 million of higher stock-based compensation expense incurred during the six months ended June 30, 2007, due to the accelerated vesting of stock options in connection with the January 2007 dividend paid by Metals USA Holdings to its stockholders, in addition to lower amortization of the customer list intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. At June 30, 2008, we had $361.5 million drawn on the ABL facility, our borrowing availability was $148.3 million and we had available cash of $18.1 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At June 30, 2008, our long-term debt consisted of $361.5 million of outstanding borrowings on the ABL facility, $275.0 million principal amount of the Metals USA Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.3 million in vendor financing and purchase money notes.

With respect to long-term liquidity, we believe that we will be able to meet our working capital, capital expenditures and debt service obligations. Our ability to meet long-term liquidity requirements is subject to obtaining additional debt and/or equity financing. Decisions by lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit agreements, industry and market trends, the availability of capital, and the relative attractiveness of alternative lending or investment opportunities.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $511.9 million at December 31, 2007 to $649.0 million at June 30, 2008.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Condensed Consolidated Statements of Cash Flows which are set forth under Item 1—”Financial Statements.”

During the six months ended June 30, 2008, net cash used in operating activities was $63.5 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period and gains on the sale of property and equipment, of $64.1 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $127.6 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. During the six months ended June 30, 2007, net cash provided by operating activities was $38.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $37.5 million, in addition to changes in operating assets and liabilities that resulted in a cash inflow of $0.5 million for the period, an amount that was primarily attributable to decreases in inventories and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2008, and consisted of $4.9 million of purchases of assets partially offset by proceeds from sales of assets of $4.3 million. For the six months ended June 30, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility. Net cash used in investing activities was $9.9 million for the six months ended June 30, 2007, and consisted primarily of $11.0 million of purchases of assets. For the six months ended June 30, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash provided by financing activities was $68.6 million for the six months ended June 30, 2008, and consisted primarily of net borrowings on the ABL facility of $81.0 million, partially offset by dividends paid to Metals USA Holdings of $10.0 million. Net cash used in financing activities was $24.7 million for the six months ended June 30, 2007, and consisted primarily of dividends paid to Metals USA Holdings of $12.8 million, in addition to net repayments on the ABL facility of $9.0 million.

Adjusted EBITDA

EBITDA represents net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes) is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized (or in the case of the indentures, expected) future cost savings directly related to prior acquisitions. EBITDA and Adjusted EBITDA are not defined terms under GAAP. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flow as a measure of liquidity. There are material limitations associated with making the adjustments to our earnings to calculate EBITDA and Adjusted EBITDA and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, EBITDA and adjusted EBITDA do not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue; and

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net income to Adjusted EBITDA to demonstrate compliance with debt covenants. Management uses Adjusted EBITDA as a key indicator to evaluate performance of certain employees and the business as a whole.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net income	$44.4	$14.7	$54.0	$21.3
Depreciation and amortization(1)	5.8	5.5	12.4	11.0
Interest expense	12.4	14.8	28.0	29.5
Provision for income taxes	26.5	9.9	32.6	14.1
Other (income) expense	0.1	—	—	—

EBITDA	89.2	44.9	127.0	75.9
Covenant defined adjustments:
Facilities closure(2)	2.8	—	4.7	—
Stock options and grant expense(3)	0.3	0.3	0.6	3.7
Management fees(4)	0.3	0.3	0.6	0.6

Adjusted EBITDA(5)	$92.6	$45.5	$132.9	$80.2

Fixed charge coverage ratio(6)	2.33	1.64	2.33	1.64

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for the closure of six facilities in the first six months of 2008.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility.
(6)	This amount represents the FCCR, as defined by the ABL facility.

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

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0 million, which increased the total commitment from $525.0 million to $625.0 million. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.3 million, and will be amortized over the existing term of the ABL facility.

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

As of June 30, 2008, we had eligible collateral of $525.0 million, $361.5 million in outstanding advances, $15.2 million in open letters of credit and $148.3 million of additional borrowing capacity.

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

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; plus, in each case, an applicable margin ranging between -0.25% and -0.50% as determined in accordance with the loan and security agreement governing the ABL facility or (ii) the rate (as adjusted for statutory reserves) for Eurodollar deposits for one, two, three, six or, if agreed to by all lenders under the loan and security agreement, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the loan and security agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of 0.75% or (ii) the rate (as adjusted for statutory reserves) for Eurodollar deposits for one, two, three, six or, if agreed to by all lenders under the loan and security agreement, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates, plus an applicable margin of 2.75%.

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 5.00% and 2.78%, respectively, at June 30, 2008.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the six months ended June 30, 2008, which was primarily due to the change in fair value of the interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2008, subsequent to qualification for hedge accounting treatment, amounted to $0.1 million of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $4.2 million at June 30, 2008, with $0.7 million classified as other current assets and $3.5 million classified as other noncurrent assets in the consolidated balance sheet.

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million in aggregate principal amount of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010, at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2008.

2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes due July 1, 2012. The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and original issue discount is being amortized to interest expense over the life of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial four interest payments on the 2007 Notes were paid solely in cash. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in Metals USA Holdings’ consolidated statements of cash flows in accordance with SFAS 95.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008 (remaining six months)	$13.4	$7.3
2009	$26.7	$28.9
2010	$28.5	$30.8
2011	$31.5	$33.8
2012	$24.7	$26.3

Flag Intermediate provided funds to Metals USA Holdings to fund the initial four quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, and April 1, 2008, and July 1, 2008, and which totaled $7.7 million, $8.4 million, $8.1 million, and $6.5 million, respectively. Flag Intermediate expects to provide funds to Metals USA Holdings to fund the next quarterly interest payment on the 2007 Notes with a payment solely in cash in the amount of $6.7 million due on October 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $55.6 million under the indenture governing the Metals USA Notes and $105.6 million under the loan and security agreement governing the ABL facility as of June 30, 2008.

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, from time to time and depending upon market, pricing and other conditions, have purchased and may in the future purchase or sell a portion of the 2007 Notes in the market. Any such future purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. As of June 30, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4 million, $90.9 million of which were held by Apollo, with the remainder held by the executive officers referred to above.

On February 26, 2008, Metals USA Holdings exchanged $216.0 million aggregate principal amount of the $300.0 million aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions. As of June 30, 2008, our FCCR was 2.33. As of June 30, 2008, we had $148.3 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

As of June 30, 2008, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of June 30, 2008, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $105.6 million under the loan and security agreement governing the ABL facility and $55.6 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Commitments and Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2008.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the six months ended June 30, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates as of June 30, 2008. As of June 30, 2008, outstanding borrowings under the ABL facility were $361.5 million. Based on the weighted average borrowings outstanding on the ABL facility during the six months ended June 30, 2008, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.7 million for the period.

On February 29, 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The fair value of the interest rate swaps will fluctuate during the year based on normal changes in interest rates. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the six months ended June 30, 2008, which was primarily due to the change in fair value of the interest rate swap derivatives for a portion of time previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2008, subsequent to qualification for hedge accounting treatment amounted to $0.1 million of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure. The fair value of the Company’s interest rate swaps was $4.2 million at June 30, 2008, with $0.7 million classified as other current assets and $3.5 million classified as other noncurrent assets in the consolidated balance sheet.

$275.0 million aggregate principal amount of Metals USA Notes were outstanding at June 30, 2008, with a fixed interest rate of 11  1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At July  7, 2008, the Metals USA Notes were traded at approximately 104.0% of face value, based on quoted market prices.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated July 16, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated July 16, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated July 16, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated July 16, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated July 16, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated July 16, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated July 16, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated July 16, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: July 16, 2008	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: July 16, 2008	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer