Form 10-Q
period 2008-09-30
Flag Intermediate Holdings CORP; METALS USA INC
filed 2008-11-03
CIK 1357787, 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock outstanding at November 3, 2008 of Flag Intermediate Holdings Corporation.: 100

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$173.0	$13.6
Accounts receivable, net of allowance of $8.7 and $8.3, respectively	277.8	193.3
Inventories	562.5	409.8
Deferred income tax asset	22.0	19.7
Prepayments and other	7.3	7.4

Total current assets	1,042.6	643.8
Property and equipment, net	190.1	202.1
Assets held for sale, net	1.8	—
Intangible assets, net	16.3	23.3
Goodwill	57.9	60.2
Other assets	22.8	21.7

Total assets	$1,331.5	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$84.8	$75.3
Accrued liabilities	75.6	54.3
Current portion of long-term debt	1.6	2.3

Total current liabilities	162.0	131.9
Long-term debt, less current portion	823.0	563.1
Deferred income tax liability	64.5	67.4
Other long-term liabilities	24.2	21.1

Total liabilities	1,073.7	783.5

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	126.8	121.3
Retained earnings	127.7	45.6
Accumulated other comprehensive income	3.3	0.7

Total stockholder’s equity	257.8	167.6

Total liabilities and stockholder’s equity	$1,331.5	$951.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales	$617.7	$469.6	$1,699.8	$1,413.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	446.4	363.2	1,245.9	1,083.2
Operating and delivery	48.6	43.7	144.6	133.6
Selling, general and administrative	33.3	28.2	95.9	86.4
Depreciation and amortization	5.3	5.2	16.2	15.5
Gain on sale of property and equipment	(0.9)	—	(2.4)	—
Impairment of property and equipment	—	—	—	0.2

Operating income	85.0	29.3	199.6	94.2
Other (income) expense:
Interest expense	12.8	14.4	40.8	43.9
Other (income) expense, net	0.2	(0.1)	0.2	(0.1)

Income before income taxes	72.0	15.0	158.6	50.4
Provision for income taxes	31.0	7.3	63.6	21.4

Net income	$41.0	$7.7	$95.0	$29.0

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$95.0	$29.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss on sale of property and equipment	(2.4)	—
Impairment of property and equipment	—	0.2
Provision for bad debts	2.3	1.7
Depreciation and amortization	18.2	16.6
Amortization of debt issuance costs	2.4	2.0
Deferred income taxes	(1.9)	(4.5)
Stock-based compensation	0.8	4.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(85.3)	(15.8)
Inventories	(152.7)	50.6
Prepayments and other	(0.6)	3.5
Accounts payable and accrued liabilities	29.8	6.5
Other	9.4	3.7

Net cash (used in) provided by operations	(85.0)	98.0

Cash flows from investing activities:
Sale of assets	9.5	1.0
Purchases of assets	(8.9)	(16.0)
Acquisition costs, net of cash acquired	—	(38.4)

Net cash provided by (used in) investing activities	0.6	(53.4)

Cash flows from financing activities:
Borrowings on credit facility	959.5	337.0
Repayments on credit facility	(698.0)	(366.0)
Repayments on long-term debt	(2.3)	(0.5)
Deferred financing costs	(2.5)	(1.7)
Dividends paid	(12.9)	(16.5)

Net cash provided by (used in) financing activities	243.8	(47.7)

Net increase in cash and cash equivalents	159.4	(3.1)
Cash and cash equivalents, beginning of period	13.6	14.2

Cash and cash equivalents, end of period	$173.0	$11.1

Supplemental Cash Flow Information:
Cash paid for interest	$28.4	$33.5

Cash paid for income taxes	$28.1	$21.2

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information—The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at September 30, 2008, all have remaining terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

The effective portion of the change in fair value of derivatives is reported in other comprehensive income, a component of stockholders’ equity, until the underlying transaction occurs. Any determination that an underlying transaction is not probable of occurring will result in the recognition in earnings of gains and losses deferred in other comprehensive income. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.2	$0.2	$—	$—
Interest rate swaps	2.7	—	2.7	—

Total	2.9	0.2	2.7	—

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

Delivery expense totaled $13.5, $11.8, $39.8 and $35.0 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net periodic cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 did not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the nine months ended September 30, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

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

2. Acquisitions

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch Metals”), for approximately $42.4. The purchase price was funded by borrowings under the asset-based revolving credit facility entered into by Metals USA (the “ABL facility”) in connection with the Merger, $38.4 of which was paid at closing, and approximately $4.0 of which was deferred and is being paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.5, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4, $4.2 and $1.8, respectively. The estimated fair value of customer list and trade name intangible assets was $10.1 and $3.3, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3. In connection with the completion of the valuation of property and equipment in the second quarter of 2008, $0.4 was reclassified from goodwill to property and equipment. The results of operations for the Lynch Metals acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the nine months ended September 30, 2007 as if the Lynch Metals acquisition had occurred on January 1, 2007:

Nine Months Ended September 30, 2007
Revenues	$1,428.7
Net Income	29.8

3. Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials—
Plates and Shapes	$341.9	$222.9
Flat Rolled and Non-Ferrous	149.9	117.0
Building Products	13.5	13.6

Total raw materials	505.3	353.5

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	38.8	35.8
Building Products	18.4	20.5

Total work-in-process and finished goods	57.2	56.3

Total inventories	$562.5	$409.8

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	September 30, 2008	December 31, 2007
Customer lists	$41.6	$41.6
Effect of foreign currency	0.1	0.5
Less: Accumulated amortization	(28.6)	(22.2)

	$13.1	$19.9

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.2)	(0.1)

	$3.1	$3.2

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.5)	(0.4)

	$0.1	$0.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Aggregate amortization expense for the three and nine months ended September 30, 2008 and 2007 was $2.0, $6.6, $2.2 and $6.9, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2008 (remaining three months)	$2.0
2009	$5.4
2010	$3.6
2011	$1.6
2012	$0.5

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

Below are the notional transaction amounts and fair value for the Company’s outstanding derivatives at September 30, 2008. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

	September 30, 2008
	Notional Amount	Fair Value
Interest rate swaps	$250.0	$2.7

We recognized a pretax loss of $2.4 in earnings (interest expense) during the nine months ended September 30, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2008, subsequent to qualification for hedge accounting treatment, amounted to $0.2 of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $2.7 at September 30, 2008, with $1.6 classified as other current assets and $1.1 classified as other noncurrent assets in the consolidated balance sheet.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

6. Other Assets

Other assets consist of the following:

	September 30, 2008	December 31, 2007
Deferred financing costs	$8.7	$7.9
Deferred debt offering costs	6.3	6.9
Deferred management fees	5.2	6.1
Noncurrent portion of interest rate swaps	1.1	—
Other	1.5	0.8

Total other assets	$22.8	$21.7

Aggregate amortization of debt issuance costs for the three and nine months ended September 30, 2008 and 2007 was $0.9, $2.4, $0.7 and $2.0, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accrued salaries and employee benefits	$20.7	$15.2
Accrued income taxes	13.2	—
Accrued taxes, other than income	5.0	4.4
Accrued interest	12.0	4.7
Accrued insurance	5.2	5.1
Accrued audit and tax fees	2.5	0.6
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.3	0.5
Accrued management fees	5.3	6.6
Accrued Merger consideration—Predecessor common shares outstanding	8.1	8.1
Other	2.8	8.6

Total accrued liabilities	$75.6	$54.3

8. Debt

Debt consists of the following:

	September 30, 2008	December 31, 2007
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$542.0	$280.5
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	1.9	4.2

Total debt	824.6	565.4
Less—current portion of debt	1.6	2.3

Total long-term portion of debt	$823.0	$563.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The weighted average interest rates under the ABL facility for the three and nine months ended September 30, 2008 and 2007 were 3.93%, 4.44%, 6.76% and 7.14%, respectively.

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

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0, which increased the total commitment from $525.0 to $625.0. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.4, and are being amortized over the existing term of the ABL facility.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. During September 2008, we borrowed approximately $160.0 on the ABL facility in response to concerns about credit markets. As of September 30, 2008, we had eligible collateral of $618.7, $542.0 in outstanding advances, $15.2 in open letters of credit and $61.5 of additional borrowing capacity. As of September 30, 2008, we had $173.0 of available cash and cash equivalents.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate plus an applicable margin ranging between -0.25% and -0.50%, or LIBOR, at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate plus an applicable margin of 0.75%, or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ratio (the “FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of September 30, 2008, our FCCR was 3.21.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 5.00% and 4.05%, respectively, as of September 30, 2008.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of September 30, 2008.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.7 as of September 30, 2008, are included in other non-current assets.

11  1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition sold $275.0 million aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1 /8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $75.3 as of September 30, 2008. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of September 30, 2008.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $6.3 as of September 30, 2008, are included in other non-current assets.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 8.48% at September 30, 2008. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of September 30, 2008.

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

The initial five interest payments on the 2007 Notes were paid solely in cash. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in Metals USA Holdings’ consolidated statements of cash flows in accordance with SFAS No. 95 “Statement of Cash Flows” (“SFAS 95”).

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008 (remaining three months)	$6.6	$7.3
2009	$26.7	$28.9
2010	$28.5	$30.8
2011	$31.5	$33.8
2012	$24.7	$26.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7, $8.4, $8.1, $6.5 and $6.6, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $75.3 under the indenture governing the Metals USA Notes and $130.4 under the loan and security agreement governing the ABL facility as of September 30, 2008.

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. As of September 30, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4, $90.9 of which were held by Apollo, with the remainder held by the executive officers referred to above. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell additional indebtedness of us or our affiliates. Any such future purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise.

On February 26, 2008, Metals USA Holdings exchanged $216.0 aggregate principal amount of the $300.0 aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

9. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at September 30, 2008, and are owned by Metals USA Holdings.

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

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”), as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 transaction fee to Apollo.

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

10. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock and Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.1, $0.3, $0.8 and $4.5 were recorded as stock-based employee compensation during the three and nine months ended September 30, 2008 and 2007, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Deferred Compensation Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.2, $0.6, $0.2 and $0.5 were recorded as deferred compensation during the three and nine months ended September 30, 2008 and 2007, respectively.

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

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of September 30, 2008:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following is a summary of stock option activity for Tranche A options for the nine-month period ended September 30, 2008:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.58	$4.00		595,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, September 30, 2008	$6.58	$4.00	7.2	595,630

Vested and Exercisable as of:
September 30, 2008		$4.00	7.2	334,254

A summary of nonvested Tranche A stock options for the nine-month period ended September 30, 2008, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2007	$6.58	265,455
Granted	—	—
Vested	6.58	(4,079)
Exercised	—	—
Canceled or expired	—	—

Nonvested at September 30, 2008	$6.58	261,376

As of September 30, 2008, there was $1.0 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 2.2 years.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of September 30, 2008:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following is a summary of stock option activity for Tranche B options for the nine-month period ended September 30, 2008:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, September 30, 2008	$6.92	$4.00	7.2	395,631

Vested and Exercisable as of:
September 30, 2008		$4.00	7.2	395,631

All Tranche B stock options outstanding as of September 30, 2008 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the nine-month period ending September 30, 2008, there were no shares of nonvested restricted stock outstanding.

11. Income Taxes

As of September 30, 2008, our unrecognized tax benefits totaled $9.3, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $2.9 for the nine months ended September 30, 2008.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2008, the liability for uncertain income taxes includes interest and penalties of $2.5, of which $1.1 and $1.6 is included in our statement of operations and impacted the Company’s effective income tax rate for the three and nine months ended September 30, 2008.

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

	Three Months Ended September 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2008:
Net sales	$339.9	$244.5	$37.8	$(4.5)	$617.7
Operating income (loss)	62.4	28.0	1.8	(7.2)	85.0
Capital expenditures	2.7	0.9	—	0.4	4.0
Depreciation and amortization(1)	2.3	1.7	0.7	1.1	5.8
2007:
Net sales	$225.3	$205.6	$41.7	$(3.0)	$469.6
Operating income (loss)	23.2	12.5	1.1	(7.5)	29.3
Capital expenditures	3.3	1.2	0.4	0.1	5.0
Depreciation and amortization(1)	2.1	1.1	0.5	1.9	5.6

	Nine Months Ended September 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2008:
Net sales	$915.1	$695.0	$100.3	$(10.6)	$1,699.8
Operating income (loss)	155.0	72.1	(6.4)	(21.1)	199.6
Capital expenditures	6.0	1.8	0.6	0.5	8.9
Depreciation and amortization(1)	6.9	5.4	2.5	3.4	18.2
2007:
Net sales	$672.7	$630.1	$121.0	$(10.7)	$1,413.1
Operating income (loss)	73.7	42.9	2.4	(24.8)	94.2
Capital expenditures	11.6	2.6	1.4	0.4	16.0
Depreciation and amortization(1)	6.6	2.9	1.6	5.5	16.6

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

	September 30, 2008	December 31, 2007
Total Assets:
Plates and Shapes	$617.6	$449.1
Flat Rolled and Non-Ferrous	397.9	330.3
Building Products	73.6	80.7
Corporate and Other	242.4	91.0

Consolidated	$1,331.5	$951.1

Goodwill:
Plates and Shapes	$15.9	$16.4
Flat Rolled and Non-Ferrous	20.3	20.9
Building Products	2.3	2.4
Corporate and Other	19.4	20.5

Consolidated	$57.9	$60.2

Changes in goodwill for the nine months ended September 30, 2008 are primarily due to the recognition of tax benefits.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. During the first nine months of 2008, we closed five sales centers (Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida, Harrisburg, Pennsylvania and Corona, California), in addition to our Houston, Texas manufacturing facility. In July 2008, we sold our Houston, Texas manufacturing facility for $4.9 in cash. We recognized a gain of $0.7 in the third quarter of 2008 related to this sale. Total facility closure costs charged to operating expense during the nine months ended September 30, 2008, net of the gain on the sale of the Houston plant, amounted to $4.0. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of September 30, 2008 are associated with two facilities within our metals service center business that were closed during the first quarter of 2007. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at September 30, 2008 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $9.4 (total letters of credit of $15.2 at September 30, 2008). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

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

14. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 were recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three and nine month periods ended September 30, 2008 and 2007, amortization of deferred management fees was $0.3, $0.9, $0.3 and $0.9, respectively, with $0.1, $0.3, $0.1 and $0.3 recorded as interest expense and $0.2, $0.6, $0.2 and $0.6 recorded as administrative expense, respectively, during the periods.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. As of September 30, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4, $90.9 of which were held by Apollo, with the remainder held by the executive officers referred to above. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell additional indebtedness of us or our affiliates. Any such future purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$41.0	$7.7	$95.0	$29.0
Other comprehensive income:
Foreign currency translation adjustments	(0.3)	0.3	(0.4)	1.1
Unrealized gains (losses) on derivatives	(0.9)	—	3.2	—
Unrealized gains (losses) on investment securities	(0.1)	—	(0.2)	—

Total comprehensive income	$39.7	$8.0	$97.6	$30.1

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

As of September 30, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$172.3	$0.5	$0.2	$—	$173.0
Accounts receivable	—	—	275.8	2.0	—	277.8
Inventories	—	—	561.7	0.8	—	562.5
Deferred tax asset	—	22.0	—	—	—	22.0
Prepayments and other	—	1.0	6.2	0.1	—	7.3

Total current assets	—	195.3	844.2	3.1	—	1,042.6
Property and equipment, net	—	2.0	185.4	2.7	—	190.1
Assets held for sale, net	—	—	1.8	—	—	1.8
Intangible assets, net	—	3.2	11.9	1.2	—	16.3
Goodwill	—	19.4	36.2	2.3	—	57.9
Investment in subsidiaries, net	257.8	948.7	—	—	(1,206.5)	—
Other assets, net	—	22.1	0.7	—	—	22.8

Total assets	$257.8	$1,190.7	$1,080.2	$9.3	$(1,206.5)	$1,331.5

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.7	$83.7	$0.4	$—	$84.8
Accrued liabilities	—	50.7	24.6	0.3	—	75.6
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	51.4	109.9	0.7	—	162.0
Long-term debt, less current portion	—	817.0	6.0	—	—	823.0
Deferred income tax liability	—	64.5	—	—	—	64.5
Intercompany payable (receivable)	—	(15.2)	(30.0)	45.2	—	—
Other long-term liabilities	—	15.2	8.8	0.2	—	24.2

Total liabilities	—	932.9	94.7	46.1	—	1,073.7

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2008	—	—	—	—	—	—
Additional paid-in capital	126.8	126.8	705.8	23.1	(855.7)	126.8
Retained earnings	127.7	127.7	279.7	(60.3)	(347.1)	127.7
Accumulated other comprehensive income (loss)	3.3	3.3	—	0.4	(3.7)	3.3

Total stockholder’s equity	257.8	257.8	985.5	(36.8)	(1,206.5)	257.8

Total liabilities and stockholder’s equity	$257.8	$1,190.7	$1,080.2	$9.3	$(1,206.5)	$1,331.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

As of December 31, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.7	$2.7	$0.2	$—	$13.6
Accounts receivable	0.1	6.9	185.2	1.1	—	193.3
Inventories	—	—	408.5	1.3	—	409.8
Deferred tax asset	—	19.7	—	—	—	19.7
Prepayments and other	—	4.5	2.8	0.1	—	7.4

Total current assets	0.1	41.8	599.2	2.7	—	643.8
Property and equipment, net	—	2.1	197.2	2.8	—	202.1
Intangible assets, net	—	6.0	15.5	1.8	—	23.3
Goodwill	—	20.5	37.3	2.4	—	60.2
Investment in subsidiaries, net	167.6	802.3	—	—	(969.9)	—
Other assets, net	—	21.6	0.1	—	—	21.7

Total assets	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$73.9	$0.2	$—	$75.3
Accrued liabilities	0.1	28.9	25.1	0.2	—	54.3
Current portion of long-term debt	—	—	2.3	—	—	2.3

Total current liabilities	0.1	30.1	101.3	0.4	—	131.9
Long-term debt, less current portion	—	555.5	7.6	—	—	563.1
Deferred income tax liability	—	67.4	—	—	—	67.4
Intercompany payable (receivable)	—	61.3	(105.3)	44.0	—	—
Other long-term liabilities	—	12.4	8.6	0.1	—	21.1

Total liabilities	0.1	726.7	12.2	44.5	—	783.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2007	—	—	—	—	—	—
Additional paid-in capital	121.3	121.3	705.7	23.1	(850.1)	121.3
Retained earnings	45.6	45.6	131.4	(59.0)	(118.0)	45.6
Accumulated other comprehensive loss	0.7	0.7	—	1.1	(1.8)	0.7

Total stockholder’s equity	167.6	167.6	837.1	(34.8)	(969.9)	167.6

Total liabilities and stockholder’s equity	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Three Months Ended September 30, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$615.7	$2.0	$—	$617.7
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	444.9	1.5	—	446.4
Operating and delivery	—	0.1	48.3	0.2	—	48.6
Selling, general and administrative	—	1.0	32.2	0.1	—	33.3
Depreciation and amortization	—	1.1	4.1	0.1	—	5.3
(Gain) loss on sale of property and equipment	—	—	(0.9)	—	—	(0.9)

Operating income (loss)	—	(2.2)	87.1	0.1	—	85.0
Other (income) expense:
Interest expense	—	12.7	0.1	—	—	12.8
Intercompany charges	—	(21.3)	21.0	0.3	—	—
Equity in earnings of subsidiaries	(41.0)	(65.6)	—	—	106.6	—
Other (income) expense, net	—	—	0.2	—	—	0.2

Income (loss) before income taxes	41.0	72.0	65.8	(0.2)	(106.6)	72.0
Provision for income taxes	—	31.0	—	—	—	31.0

Net income (loss)	$41.0	$41.0	$65.8	$(0.2)	$(106.6)	$41.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Three Months Ended September 30, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$467.9	$1.7	$—	$469.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	361.9	1.3	—	363.2
Operating and delivery	—	—	43.4	0.3	—	43.7
Selling, general and administrative	—	1.1	26.9	0.2	—	28.2
Depreciation and amortization	—	1.6	3.5	0.1	—	5.2

Operating income (loss)	—	(2.7)	32.2	(0.2)	—	29.3
Other (income) expense:
Interest expense	—	14.2	0.2	—	—	14.4
Intercompany charges	—	(22.0)	21.8	0.2	—	—
Equity in earnings of subsidiaries	(7.7)	(9.8)	—	—	17.5	—
Other (income) expense, net	—	(0.1)	—	—	—	(0.1)

Income (loss) before income taxes	7.7	15.0	10.2	(0.4)	(17.5)	15.0
Provision for income taxes	—	7.3	—	—	—	7.3

Net income (loss)	$7.7	$7.7	$10.2	$(0.4)	$(17.5)	$7.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Nine Months Ended September 30, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,695.1	$4.7	$—	$1,699.8
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,242.4	3.5	—	1,245.9
Operating and delivery	—	0.2	143.7	0.7	—	144.6
Selling, general and administrative	—	2.7	92.8	0.4	—	95.9
Depreciation and amortization	—	3.4	12.3	0.5	—	16.2
(Gain) loss on sale of property and equipment	—	—	(2.4)	—	—	(2.4)

Operating income (loss)	—	(6.3)	206.3	(0.4)	—	199.6
Other (income) expense:
Interest expense	—	40.5	0.3	—	—	40.8
Intercompany charges	—	(60.4)	59.7	0.7	—	—
Equity in earnings of subsidiaries	(95.0)	(145.0)	—	—	240.0	—
Other (income) expense, net	—	—	0.2	—	—	0.2

Income (loss) before income taxes	95.0	158.6	146.1	(1.1)	(240.0)	158.6
Provision (benefit) for income taxes	—	63.6	—	—	—	63.6

Net income (loss)	$95.0	$95.0	$146.1	$(1.1)	$(240.0)	$95.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Nine Months Ended September 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,407.4	$5.7	$—	$1,413.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,079.3	3.9	—	1,083.2
Operating and delivery	—	—	132.9	0.7	—	133.6
Selling, general and administrative	—	3.2	82.7	0.5	—	86.4
Impairment of property and equipment	—	—	0.2	—	—	0.2
Depreciation and amortization	—	4.8	10.2	0.5	—	15.5

Operating income (loss)	—	(8.0)	102.1	0.1	—	94.2
Other (income) expense:
Interest expense	—	43.6	0.3	—	—	43.9
Intercompany charges	—	(67.3)	66.6	0.7	—	—
Equity in earnings of subsidiaries	(29.0)	(34.6)	—	—	63.6	—
Other (income) expense, net	—	(0.1)	(0.1)	0.1	—	(0.1)

Income (loss) before income taxes	29.0	50.4	35.3	(0.7)	(63.6)	50.4
Provision for income taxes	—	21.4	—	—	—	21.4

Net income (loss)	$29.0	$29.0	$35.3	$(0.7)	$(63.6)	$29.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Nine Months Ended September 30, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12.9	$(13.5)	$(70.3)	$(1.2)	$(12.9)	$(85.0)

Cash flows from investing activities:
Sale of assets	—	—	9.5	—	—	9.5
Purchase of assets	—	—	(8.9)	—	—	(8.9)

Net cash provided by investing activities	—	—	0.6	—	—	0.6

Cash flows from financing activities:
Borrowings on the ABL	—	959.5	—	—	—	959.5
Repayments on the ABL	—	(698.0)	—	—	—	(698.0)
Repayments on long-term debt	—	(1.5)	(0.8)	—	—	(2.3)
Deferred financing costs and other	—	(2.5)	—	—	—	(2.5)
Net change in intercompany balances	—	(69.5)	68.3	1.2	—	—
Dividends paid	(12.9)	(12.9)	—	—	12.9	(12.9)

Net cash provided by (used in) financing activities	(12.9)	175.1	67.5	1.2	12.9	243.8

Net increase (decrease) in cash and cash equivalents	—	161.6	(2.2)	—	—	159.4
Cash and cash equivalents, beginning of period	—	10.7	2.7	0.2	—	13.6

Cash and cash equivalents, end of period	$—	$172.3	$0.5	$0.2	$—	$173.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

For the Nine Months Ended September 30, 2007	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$16.5	$14.0	$84.5	$(0.5)	$(16.5)	$98.0

Cash flows from investing activities:
Sales of assets	—	—	1.0	—	—	1.0
Purchase of assets	—	—	(16.0)	—	—	(16.0)
Acquisition costs, net of cash acquired	—	(38.4)	—	—	—	(38.4)

Net cash used in investing activities	—	(38.4)	(15.0)	—	—	(53.4)

Cash flows from financing activities:
Borrowings on the ABL	—	337.0	—	—	—	337.0
Repayments on the ABL	—	(366.0)	—	—	—	(366.0)
Repayments on long-term debt	—	(0.3)	(0.2)	—	—	(0.5)
Deferred financing costs and other	—	(1.7)	—	—	—	(1.7)
Net change in intercompany balances	—	69.1	(69.9)	0.8	—	—
Dividends paid	(16.5)	(16.5)	—	—	16.5	(16.5)

Net cash provided by (used) in financing activities	(16.5)	21.6	(70.1)	0.8	16.5	(47.7)

Net increase (decrease) in cash	—	(2.8)	(0.6)	0.3	—	(3.1)
Cash, beginning of period	—	10.9	3.1	0.2	—	14.2

Cash, end of period	$—	$8.1	$2.5	$0.5	$—	$11.1

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which was deferred and is being paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4 million, $4.2 million and $1.8 million, respectively. The estimated fair value of customer list and trade name intangible assets was $10.1 million and $3.3 million, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3 million. In connection with the completion of the valuation of property and equipment in the second quarter of 2008, $0.4 million was reclassified from goodwill to property and equipment. The results of operations for the Lynch Metals acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

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

Industry Trends

Metals Service Centers

The metals production and distribution industries have experienced unprecedented revenue and profit expansion over the last five years. Global demand for steel and other metals has grown at an extraordinary pace driven largely by new market development in China, Brazil, Russia, and India, as well as Europe in general. Over the last 5 years global demand has increased approximately 9% per year, on average. Through the first half of 2008, demand growth outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation.

However, recent global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. As interbank lending constricts, the cost of borrowing for the steel sector and steel-consuming industries is likely to increase. We believe that steel demand in most regions of the world will slow, and as a result, industry participants will be cautious about the near-term outlook for metal prices. The timing of the effect that further price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

The current state of the housing and mortgage markets is causing significant contraction in the home improvement remodeling industry. According to Harvard University’s Joint Center for Housing Studies, spending on home remodeling dropped 5.6% for the second quarter of 2008, to $139.2 billion, compared with the same quarter of 2007. The center’s Leading Indicator of Remodeling Activity (LIRA) projects that homeowner improvement activity will continue to decline, falling by an annual rate of 11.1% by the first quarter of 2009. The LIRA measures and projects a portion of the U.S. home improvement market, namely spending by homeowners on property improvements. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time. This has continued negative implications for our building products business, since remodeling activity lags homebuilding, and improvement remodeling lags overall remodeling activity.

We have implemented certain initiatives in response to the downturn in the housing and improvement remodeling markets primarily directed at systematic cost reduction and reducing manufacturing capacity to better match the addressable market. During 2007 we closed three sales centers and announced the future closure of four sales center locations as well as our manufacturing facility in Houston Texas. Consequently, production volumes were re-allocated to our Groveland, Florida and Buena Park, California manufacturing facilities. All closures were completed by April 2008. We continue to evaluate various alternative strategies for our building products business.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to significantly reduce the segment’s performance.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended September 30, 2008 Compared to September 30, 2007

	2008	%	2007	%
	(In millions, except percentages)
Net sales	$617.7	100.0%	$469.6	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	446.4	72.3%	363.2	77.3%
Operating and delivery	48.6	7.9%	43.7	9.3%
Selling, general and administrative	33.3	5.4%	28.2	6.0%
Depreciation and amortization	5.3	0.9%	5.2	1.1%
Gain on sale of property and equipment	(0.9)	-0.1%	—	—

Operating income	85.0	13.8%	29.3	6.2%
Interest expense	12.8	2.1%	14.4	3.1%
Other (income) expense, net	0.2	0.0%	(0.1)	0.0%

Income before income taxes	$72.0	11.7%	$15.0	3.2%

Net sales. Net sales increased $148.1 million, or 31.5%, from $469.6 million for the three months ended September 30, 2007 to $617.7 million for the three months ended September 30, 2008. The increase was primarily attributable to a 31.4% increase in average realized prices, in addition to an 3.2% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease of $3.9 million for our Building Products Group.

Cost of sales. Cost of sales increased $83.2 million, or 22.9%, from $363.2 million for the three months ended September 30, 2007, to $446.4 million for the three months ended September 30, 2008. The increase was primarily attributable to a 21.8% increase in the average cost per ton, in addition to an 3.2% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a $2.6 million decrease in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales decreased from 77.3% for the third quarter of 2007 to 72.3% for the third quarter of 2008 as sales prices increased faster than the corresponding cost of material sold.

Operating and delivery. Operating and delivery expenses increased $4.9 million, or 11.2%, from $43.7 million for the three months ended September 30, 2007 to $48.6 million for the three months ended September 30, 2008. The increase was a result of higher variable costs associated with increased shipments. As a percentage of net sales, operating and delivery expenses decreased from 9.3% for the three months ended September 30, 2007 to 7.9% for the three months ended September 30, 2008.

Selling, general and administrative. Selling, general and administrative expenses increased $5.1 million, or 18.1%, from $28.2 million for the three months ended September 30, 2007 to $33.3 million for the three months ended September 30, 2008. Higher variable costs of $4.0 million associated with increased incentive compensation were the primary contributor to the period-over-period increase. As a percentage of net sales, selling, general and administrative expenses decreased from 6.0% for the three months ended September 30, 2007 to 5.4% for the three months ended September 30, 2008.

Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 1.9%, from $5.2 million for the three months ended September 30, 2007 to $5.3 million for the three months ended September 30, 2008. The increase was primarily due to machinery and equipment additions to our Plates and Shapes Products Group, partially offset by lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $55.7 million, or 190.1%, from $29.3 million for the three months ended September 30, 2007 to $85.0 million for the three months ended September 30, 2008. The increase was primarily a result of the increase in net sales discussed above. As a percentage of net sales, operating income increased from 6.2% for the three months ended September 30, 2007 to 13.8% for the three months ended September 30, 2008.

Interest expense. Interest expense decreased $1.6 million, or 11.1%, from $14.4 million for the three months ended September 30, 2007 to $12.8 million for the three months ended September 30, 2008. This decrease was primarily a function of lower average interest rates on our ABL facility. While the weighted average outstanding balance on our ABL facility increased $59.5 million for the three months ended September 30, 2008 versus the same period of 2007, the weighted average interest rate decreased from 6.76% for the three months ended September 30, 2007 to 3.93% for the three months ended September 30, 2008.

Consolidated Results—Nine Months Ended September 30, 2008 Compared to September 30, 2007

	2008	%	2007	%
	(In millions, except percentages)
Net sales	$1,699.8	100.0%	$1,413.1	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,245.9	73.3%	1,083.2	76.7%
Operating and delivery	144.6	8.5%	133.6	9.5%
Selling, general and administrative	95.9	5.6%	86.4	6.1%
Depreciation and amortization	16.2	1.0%	15.5	1.1%
Gain on sale of property and equipment	(2.4)	-0.1%	—	—
Impairment of property and equipment	—	—	0.2	0.0%

Operating income	199.6	11.7%	94.2	6.7%
Interest expense	40.8	2.4%	43.9	3.1%
Other (income) expense, net	0.2	0.0%	(0.1)	0.0%

Income before income taxes	$158.6	9.3%	$50.4	3.6%

Net sales. Net sales increased $286.7 million, or 20.3%, from $1,413.1 million for the nine months ended September 30, 2007 to $1,699.8 million for the nine months ended September 30, 2008. The Lynch Metals acquisition accounted for $18.6 million of increased sales for the period. The remaining increase of $268.1 million was primarily attributable to an 16.2% increase in average realized prices and a 5.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups partially offset by a net sales decrease of $20.7 million for our Building Products Group.

Cost of sales. Cost of sales increased $162.7 million, or 15.0%, from $1,083.2 million for the nine months ended September 30, 2007, to $1,245.9 million for the nine months ended September 30, 2008. The Lynch Metals acquisition accounted for $11.3 million of additional cost of sales for the period. The remaining increase of $151.4 million was primarily attributable to a 10.1% increase in the average cost per ton and a 5.4% increase in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups partially offset by a decrease of $9.0 million in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales decreased from 76.7% for the nine months ended September 30, 2007 to 73.3% for the same period in 2008.

Operating and delivery. Operating and delivery expenses increased $11.0 million, or 8.2%, from $133.6 million for the nine months ended September 30, 2007 to $144.6 million for the nine months ended September 30, 2008. The acquisition of Lynch Metals accounted for $0.8 million of additional operating and delivery expenses for the period. The remaining increase was a result of higher variable costs of $10.2 million associated with increased shipments. As a percentage of net sales, operating and delivery expenses decreased from 9.5% for the nine months ended September 30, 2007 to 8.5% for the nine months ended September 30, 2008.

Selling, general and administrative. Selling, general and administrative expenses increased $9.5 million, or 11.0%, from $86.4 million for the nine months ended September 30, 2007 to $95.9 million for the nine months ended September 30, 2008. The Lynch Metals acquisition accounted for $1.9 million of the increase while increased incentive compensation accounted for an additional $7.5 million of the increased selling, general and administrative expenses for the period. These increases were partially offset by a decrease in stock-based compensation expense of $3.0 million, an amount which was recognized in the first quarter of 2007 due to the accelerated vesting of stock options in connection with the January 2007 Dividend. As a percentage of net sales, selling, general and administrative expenses decreased from 6.1% for the nine months ended September 30, 2007 to 5.6% for the nine months ended September 30, 2008.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 4.5%, from $15.5 million for the nine months ended September 30, 2007 to $16.2 million for the nine months ended September 30,

2008. The Lynch Metals acquisition accounted for $2.4 million of additional depreciation and amortization for the period. This increase was partially offset by a decrease of $1.7 million for the period, which resulted primarily from lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $105.4 million, or 111.9%, from $94.2 million for the nine months ended September 30, 2007 to $199.6 million for the nine months ended September 30, 2008. The Lynch Metals acquisition contributed $2.2 million of operating income for the period. The remaining increase of $103.2 million resulted primarily from the increased net sales during the current period. As a percentage of net sales, operating income increased from 6.7% for the nine months ended September 30, 2007 to 11.7% for the nine months ended September 30, 2008.

Interest expense. Interest expense decreased $3.1 million, or 7.1%, from $43.9 million for the nine months ended September 30, 2007 to $40.8 million for the nine months ended September 30, 2008. The decrease was primarily due to lower average interest rates on our ABL facility. While the weighted average outstanding balance on our ABL facility increased $24.4 million for the nine months ended September 30, 2008 versus the same period of 2007, the weighted average interest rate decreased from 7.14% for the nine months ended September 30, 2007 to 4.44% for the nine months ended September 30, 2008.

Segment Results—Three Months Ended September 30, 2008 Compared to September 30, 2007

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2008:
Plates and Shapes	$339.9	$277.5	$62.4	$2.7	212
Flat Rolled and Non-Ferrous	244.5	216.5	28.0	0.9	151
Building Products	37.8	36.0	1.8	—	—
Corporate and other	(4.5)	2.7	(7.2)	0.4	(3)

Total	$617.7	$532.7	$85.0	$4.0	360

2007:
Plates and Shapes	$225.3	$202.1	$23.2	$3.3	207
Flat Rolled and Non-Ferrous	205.6	193.1	12.5	1.2	144
Building Products	41.7	40.6	1.1	0.4	—
Corporate and other	(3.0)	4.5	(7.5)	0.1	(2)

Total	$469.6	$440.3	$29.3	$5.0	349

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $114.6 million, or 50.9%, from $225.3 million for the three months ended September 30, 2007 to $339.9 million for the three months ended September 30, 2008. The increase was primarily attributable to a 47.3% increase in average realized prices, in addition to a 2.4% increase in shipments for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Operating costs and expenses increased $75.4 million, or 37.3%, from $202.1 million for the three months ended September 30, 2007 to $277.5 million for the three months ended September 30, 2008. The increase was primarily attributable to a 37.4% increase in the average cost per ton, in addition to a 2.4% increase in shipments for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Operating income increased by $39.2 million, or 169.0%, from $23.2 million for the three months ended September 30, 2007 to $62.4 million for the three months ended September 30, 2008. The increase primarily resulted from higher net sales which were driven by an increase in average realized prices, and to a lesser extent increased shipments, as discussed above. Operating income as a percentage of net sales increased from 10.3% for the three months ended September 30, 2007 to 18.4% for the three months ended September 30, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $38.9 million, or 18.9%, from $205.6 million for the three months ended September 30, 2007 to $244.5 million for the three months ended September 30, 2008. The increase was primarily attributable to a 13.4% increase in average realized prices, in addition to a 4.9% increase in shipments for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Sales of non-ferrous metals accounted for 37.9% of the segment’s sales product mix for the third quarter of 2008, compared to 52.6% for the third quarter of 2007.

Operating costs and expenses increased $23.4 million, or 12.1%, from $193.1 million for the three months ended September 30, 2007 to $216.5 million for the three months ended September 30, 2008. The remaining increase was primarily attributable to an increase in the average cost per ton of 6.3% in addition to an increase in volume of 4.9%. Operating costs and expenses as a percentage of net sales decreased from 93.9% for the three months ended September 30, 2007 to 88.5% for the three months ended September 30, 2008.

Operating income increased by $15.5 million, or 124.0%, from $12.5 million for the three months ended September 30, 2007 to $28.0 million for the three months ended September 30, 2008. The increase was primarily attributable to the increase in sales volumes discussed above. Operating income as a percentage of net sales increased from 6.1% for the three months ended September 30, 2007 to 11.5% for the three months ended September 30, 2008.

Building Products. Net sales decreased $3.9 million, or 9.4%, from $41.7 million for the three months ended September 30, 2007 to $37.8 million for the three months ended September 30, 2008. The sales decrease was driven by lower home improvement remodeling activity. Consumer spending on residential remodeling has decreased dramatically due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors, in addition to lower sales of new and previously owned homes, have led to significant contraction in the remodeling industry and negative growth in our Building Products Group.

Operating costs and expenses decreased $4.6 million, or 11.3%, from $40.6 million for the three months ended September 30, 2007 to $36.0 million for the three months ended September 30, 2008. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand. Operating costs and expenses as a percentage of net sales decreased from 97.4% for the three months ended September 30, 2007 to 95.2% for the three months ended September 30, 2008.

Operating income increased by $0.7 million, or 63.6%, from $1.1 million for the three months ended September 30, 2007 to $1.8 million for the three months ended September 30, 2008. The increase was primarily attributable to a $0.7 million gain on the sale of the segment’s Houston, Texas manufacturing facility, in addition to the decline in operating costs and expenses discussed above. Operating income as a percentage of net sales increased from 2.6% for the three months ended September 30, 2007 to 4.8% for the three months ended September 30, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $0.3 million, or 4.0%, from $7.5 million for the three months ended September 30, 2007 to $7.2 million for the three months ended September 30, 2008.

Segment Results—Nine Months Ended September 30, 2008 Compared to September 30, 2007

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2008:
Plates and Shapes	$915.1	$760.1	$155.0	$6.0	672
Flat Rolled and Non-Ferrous	695.0	622.9	72.1	1.8	483
Building Products	100.3	106.7	(6.4)	0.6	—
Corporate and other	(10.6)	10.5	(21.1)	0.5	(8)

Total	$1,699.8	$1,500.2	$199.6	$8.9	1,147

2007:
Plates and Shapes	$672.7	$599.0	$73.7	$11.6	626
Flat Rolled and Non-Ferrous	630.1	587.2	42.9	2.6	467
Building Products	121.0	118.6	2.4	1.4	—
Corporate and other	(10.7)	14.1	(24.8)	0.4	(8)

Total	$1,413.1	$1,318.9	$94.2	$16.0	1,085

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $242.4 million, or 36.0%, from $672.7 million for the nine months ended September 30, 2007 to $915.1 million for the nine months ended September 30, 2008. The increase was primarily attributable to a 26.7% increase in average realized prices, in addition to a 7.3% increase in shipments for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Operating costs and expenses increased $161.1 million, or 26.9%, from $599.0 million for the nine months ended September 30, 2007 to $760.1 million for the nine months ended September 30, 2008. The increase was primarily attributable to a 20.3% increase in the average cost per ton, in addition to a 7.3% increase in shipments for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 89.0% for the nine months ended September 30, 2007 to 83.0% for the nine months ended September 30, 2008.

Operating income increased by $81.3 million, or 110.3%, from $73.7 million for the nine months ended September 30, 2007 to $155.0 million for the nine months ended September 30, 2008. The increase was primarily attributable to the increase in net sales and the decrease in operating costs and expenses as a percentage of net sales, as discussed above. Operating income as a percentage of net sales increased from 11.0% for the nine months ended September 30, 2007 to 16.9% for the nine months ended September 30, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $64.9 million, or 10.3%, from $630.1 million for the nine months ended September 30, 2007 to $695.0 million for the nine months ended September 30, 2008. The Lynch Metals acquisition contributed $18.6 million of additional net sales for the nine month period ended September 30, 2008. The remaining increase was primarily due to a 4.5% increase in average realized prices in addition to a 2.8% increase in shipments for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Sales of non-ferrous metals accounted for 41.9% of the segment’s sales product mix for the nine months ended September 30, 2008, compared to 48.8% for the same period of 2007.

Operating costs and expenses increased $35.7 million, or 6.1%, from $587.2 million for the nine months ended September 30, 2007 to $622.9 million for the nine months ended September 30, 2008. The acquisition of Lynch Metals accounted for $16.4 million of additional operating costs and expenses for the nine months ended September 30, 2008. The remaining increase of $19.3 million was attributable to an increase in shipments of

2.8% in addition to an increase in the cost of raw materials of 0.6% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 93.2% for the nine months ended September 30, 2007 to 89.6% for the nine months ended September 30, 2008.

Operating income increased by $29.2 million, or 68.1%, from $42.9 million for the nine months ended September 30, 2007 to $72.1 million for the nine months ended September 30, 2008. The Lynch Metals acquisition contributed $2.2 million of operating income for the nine months ended September 30, 2008. The balance of the increase was primarily attributable to the increase in net sales discussed above. Operating income as a percentage of net sales increased from 6.8% for the nine months ended September 30, 2007 to 10.4% for the nine months ended September 30, 2008.

Building Products. Net sales decreased $20.7 million, or 17.1%, from $121.0 million for the nine months ended September 30, 2007 to $100.3 million for the nine months ended September 30, 2008. Declines in the home improvement remodeling market, which were impacted by the continued downturn in the housing sector, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $11.9 million, or 10.0%, from $118.6 million for the nine months ended September 30, 2007 to $106.7 million for the nine months ended September 30, 2008. The decrease was due to lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and home improvement remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. Despite the decrease in sales volumes, operating costs and expenses as a percentage of net sales increased from 98.0% for the nine months ended September 30, 2007 to 106.4% for the nine months ended September 30, 2008. The increase in operating costs as a percentage of net sales is due in part to additional costs incurred during the first nine months of 2008 related to the closure of underperforming sales center locations and the discontinuance of certain product lines, as management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. In July 2008, we sold our Houston, Texas manufacturing facility for $4.9 million in cash. We recognized a gain of $0.7 in the third quarter of 2008 related to this sale. Total facility closure costs charged to operating expense during the nine months ended September 30, 2008, net of the gain on the sale of the Houston plant, amounted to $4.0 million.

Operating income (loss) decreased by $8.8 million, or 366.7%, from income of $2.4 million for the nine months ended September 30, 2007 to a loss of $(6.4) million for the nine months ended September 30, 2008. The decrease was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating income (loss) as a percentage of net sales decreased from 1.9% for the nine months ended September 30, 2007 to (6.4)% for the nine months ended September 30, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $3.7 million, or 14.9%, from $24.8 million for the nine months ended September 30, 2007 to $21.1 million for the nine months ended September 30, 2008. This decrease was primarily attributable to $3.0 million of higher stock-based compensation expense incurred during the nine months ended September 30, 2007, due to the accelerated vesting of stock options in connection with the January 2007 dividend paid by Metals USA Holdings to its stockholders.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year.

In operating our business, we need to finance our investment in working capital. Our ABL facility is the principal means by which we finance our investment in working capital (e.g., raw materials such as metal, which are crucial to operating our business) and therefore our ABL facility is crucial to our ability to purchase inventory. We recently increased the size of the ABL facility (see “Financing Activities – The ABL facility” below) given its importance to us as a means to access additional capital. Access to the ABL facility and the cost of borrowing under it are constrained by certain covenants contained in the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes. These covenants are each based on Adjusted EBITDA, as discussed more fully below (see also “Financing Activities – Covenant Compliance” below).

The FCCR is also an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to our stockholders, making acquisitions and incurring additional debt. In addition, the applicable interest rates associated with the ABL facility are determined by the FCCR (see “Financing Activities – The ABL facility – Interest Rate and Fees” and “Financing Activities – Covenant Compliance” below).

The ability to implement strategic “bolt-on” acquisitions is one of our key strategies, and our ability to incur additional debt is a necessary element to support this strategy. The indentures governing the Metals USA Notes and the 2007 Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined Adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined). See “Financing Activities – Covenant Compliance” below for further discussion of our restrictive covenants.

During September 2008, we borrowed approximately $160.0 million on the ABL facility in response to concerns about credit markets. As of September 30, 2008, we had eligible collateral of $618.7 million, $542.0 million in outstanding advances, $15.2 million in open letters of credit and $61.5 million of additional borrowing capacity. As of September 30, 2008, we had $173.0 million of available cash and cash equivalents. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At September 30, 2008, our long-term debt consisted of $542.0 million of outstanding borrowings on the ABL facility, $275.0 million principal amount of the Metals USA Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.3 million in vendor financing and purchase money notes.

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

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $511.9 million at December 31, 2007 to $880.6 million at September 30, 2008.

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

During the nine months ended September 30, 2008, net cash used in operating activities was $85.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period and gains on the sale of property and equipment, of $114.4 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $199.4 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. During the nine months ended September 30, 2007, net cash provided by operating activities was $98.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $49.5 million, offset by changes in operating assets and liabilities that resulted in a cash inflow of $48.5 million for the period, an amount that was primarily attributable to decreases in inventories and increases in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2008, and consisted of proceeds from sales of assets of $9.5 million partially offset by $8.9 million of purchases of assets. For the nine months ended September 30, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility. Net cash used in investing activities was $53.4 million for the nine months ended September 30, 2007, and consisted primarily of $38.4 million of acquisition costs incurred in connection with the Lynch Metals acquisition, in addition to $16.0 million of purchases of assets, partially offset by proceeds from sales of assets of $1.0 million. For the nine months ended September 30, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash provided by financing activities was $243.8 million for the nine months ended September 30, 2008, and consisted primarily of net borrowings on the ABL facility of $261.5 million, partially offset by $2.3 million of repayments of long-term debt, $2.5 million of deferred financing costs, and dividends paid to Metals USA Holdings of $12.9 million. Net cash used in financing activities was $47.7 million for the nine months ended September 30, 2007, and consisted primarily of net repayments on the ABL facility of $29.0 million and dividends paid to Metals USA Holdings of $16.5 million, in addition to deferred financing cost incurred of $1.7 million.

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

We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by our investors and other interested parties, as well as by our management, in the evaluation of companies in our industry, many of which present EBITDA when reporting their results. In addition, EBITDA provides additional information used by our management and board of directors to facilitate internal comparisons to historical operating performance of prior periods. Further, management believes EBITDA facilitates their operating performance comparisons from period to period because it excludes potential differences caused by variations in capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting depreciation expense).

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net income to Adjusted EBITDA to demonstrate compliance with debt covenants. Management uses Adjusted EBITDA as a key indicator to evaluate performance of certain employees.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$41.0	$7.7	$95.0	$29.0
Depreciation and amortization(1)	5.8	5.6	18.2	16.6
Interest expense	12.8	14.4	40.8	43.9
Provision for income taxes	31.0	7.3	63.6	21.4
Other (income) expense	0.2	(0.1)	0.2	(0.1)

EBITDA	90.8	34.9	217.8	110.8
Covenant defined adjustments:
Facilities closure(2)	(0.7)	0.2	4.0	0.2
Stock options and grant expense(3)	0.3	0.8	0.9	4.5
Management fees(4)	0.3	0.3	0.9	0.9

Adjusted EBITDA(5)	$90.7	$36.2	$223.6	$116.4

Fixed charge coverage ratio numerator(6)	$210.1	$96.9	$210.1	$96.9
Fixed charge coverage ratio denominator(6)	$65.4	$78.0	$65.4	$78.0
Fixed charge coverage ratio(6)	3.21	1.24	3.21	1.24

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for the closure of six facilities during 2008 and two facilities during the first nine months of 2007.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility. Given the wide variety of capital structures used to finance working capital in our industry, we believe that Adjusted EBITDA is a useful tool in addition to net income to evaluate our financial condition.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0 million, which increased the total commitment from $525.0 million to $625.0 million. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.4 million, and are being amortized over the existing term of the ABL facility.

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

During September 2008, we borrowed approximately $160.0 million on the ABL facility in response to concerns about credit markets. As of September 30, 2008, we had eligible collateral of $618.7 million, $542.0 million in outstanding advances, $15.2 million in open letters of credit and $61.5 million of additional borrowing capacity. As of September 30, 2008, we had $173.0 million of available cash and cash equivalents.

In January 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 million of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 million to its stockholders, to make a cash payment (partially in lieu of the cash dividend) of $4.2 million to its vested stock option holders, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 million transaction fee to Apollo.

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

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 5.00% and 4.05%, respectively, as of September 30, 2008.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the nine months ended September 30, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2008, subsequent to qualification for hedge accounting treatment, amounted to $0.2 million of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $2.7 million at September 30, 2008, with $1.6 million classified as other current assets and $1.1 million classified as other noncurrent assets in the consolidated balance sheet.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of September 30, 2008.

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

The initial five interest payments on the 2007 Notes were paid solely in cash. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash or through PIK Interest prior to the start of the applicable interest period. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in Metals USA Holdings’ Consolidated Statements of Cash Flows in accordance with SFAS 95.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2008 (remaining three months)	$6.6	$7.3
2009	$26.7	$28.9
2010	$28.5	$30.8
2011	$31.5	$33.8
2012	$24.7	$26.3

Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7 million, $8.4 million, $8.1 million, $6.5 million and $6.6 million, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $75.3 million under the indenture governing the Metals USA Notes and $130.4 million under the loan and security agreement governing the ABL facility as of September 30, 2008.

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. As of September 30, 2008, the amount of outstanding 2007 Notes held by our affiliates was $91.4 million, $90.9 million of which were held by Apollo, with the remainder held by the executive officers referred to above. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell additional indebtedness of us or our affiliates. Any such future purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise.

On February 26, 2008, Metals USA Holdings exchanged $216.0 million aggregate principal amount of the $300.0 million aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of September 30, 2008, our FCCR was 3.21. As of September 30, 2008, we had $61.5 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

The FCCR (as defined in the loan and security agreement governing the ABL facility) is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. EBITDA, adjusted EBITDA and fixed charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements.

As of September 30, 2008, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of September 30, 2008, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $130.4 million under the loan and security agreement governing the ABL facility and $75.3 million under the indenture governing the Metals USA Notes.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2008.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net periodic cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the nine months ended September 30, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of September 30, 2008, outstanding borrowings under the ABL facility were $542.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the nine months ended September 30, 2008, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $2.7 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the nine months ended September 30, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2008, subsequent to qualification for hedge accounting treatment, amounted to $0.2 million of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $2.7 million at September 30, 2008, with $1.6 million classified as other current assets and $1.1 million classified as other noncurrent assets in the consolidated balance sheet.

$275.0 million aggregate principal amount of Metals USA Notes were outstanding at September 30, 2008, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At September 26, 2008, the Metals USA Notes were traded at approximately 99.0% of face value, based on quoted market prices.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 3, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 3, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated November 3, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 3, 2008, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: November 3, 2008	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: November 3, 2008	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer